Form 10-Q
period 1994-03-31
POTOMAC EDISON CO
filed 1994-05-12
CIK 79731

Page 1 of 14



                               FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549



             Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934




For Quarter Ended March 31, 1994

Commission file number 1-3376-2



                       THE POTOMAC EDISON COMPANY
         (Exact name of registrant as specified in its charter)




  Maryland and Virginia                          13-5323955
(States of Incorporation)           (I.R.S. Employer Identification No.)




        10435 Downsville Pike, Hagerstown, Maryland  21740-1766
                       Telephone number 301-790-3400




     The registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At May 12, 1994, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                       THE POTOMAC EDISON COMPANY

               Form 10-Q for Quarter Ended March 31, 1994


                                 Index





                                                                Page
                                                                 No.
PART I - FINANCIAL INFORMATION:

Statement of income -
   Three months ended March 31, 1994 and 1993                      3

Balance sheet -
   March 31, 1994 and December 31, 1993                            4

Statement of cash flows -
   Three months ended March 31, 1994 and 1993                      5

Notes to financial statements                                    6-7

Management's discussion and analysis of financial
   condition and results of operations                          8-12


PART II - OTHER INFORMATION                                    13-14

                       THE POTOMAC EDISON COMPANY
                          Statement of Income


                                                 Three Months Ended
                                                      March 31
                                                   1994       1993
                                               (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
   Residential                                   $101 151   $ 85 761
   Commercial                                      36 163     32 042
   Industrial                                      46 057     41 138
   Nonaffiliated utilities                         35 840     27 874
   Other, including affiliates                      7 690      9 367
       Total Operating Revenues                   226 901    196 182

OPERATING EXPENSES:
   Operation:
     Fuel                                          39 820     40 625
     Purchased power & exchanges, net              70 194     50 403
     Deferred power costs, net                     (1 789)    (1 327)
     Other                                         20 359     18 446
   Maintenance                                     14 855     15 021
   Depreciation                                    14 909     14 106
   Taxes other than income taxes                   13 048     12 485
   Federal & state income taxes                    16 477     12 460
       Total Operating Expenses                   187 873    162 219
       Operating Income                            39 028     33 963

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed
     funds used during construction                 1 213      1 057
     Other income, net                              2 069      2 268
       Total Other Income and Deductions            3 282      3 325
       Income Before Interest Charges              42 310     37 288

INTEREST CHARGES:
   Interest on long-term debt                      10 400     10 899
   Other interest                                     341        295
   Allowance for borrowed funds used during
     construction                                    (716)      (685)
       Total Interest Charges                      10 025     10 509

       Net Income                                $ 32 285   $ 26 779


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                              Balance Sheet


                                                  March 31   December 31
                                                    1994        1993
                                                  (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $213,824,000
      and $208,308,000 under construction       $1 880 477   $1 857 961
    Accumulated depreciation                      (643 990)    (632 269)
                                                 1 236 487    1 225 692
  Investments:
    Allegheny Generating Company - common
      stock at equity                               63 482       63 983
    Other                                              811          819
                                                    64 293       64 802
  Current Assets:
    Cash                                             3 249        1 489
    Accounts receivable:
      Electric service, net of $1,423,000 and
       $1,207,000 uncollectible allowance           63 493       44 575
      Affiliated and other                           6 524        6 383
      Notes receivable from affiliates                   -        4 600
    Materials and supplies - at average cost:
      Operating and construction                    27 160       26 153
      Fuel                                          17 883       18 596
    Prepaid taxes                                   11 143       12 523
    Other                                            4 757        4 000
                                                   134 209      118 319
  Deferred Charges:
    Regulatory assets                               79 445       76 962
    Unamortized loss on reacquired debt              9 039        9 188
    Other                                           28 178       24 800
                                                   116 662      110 950

       Total Assets                             $1 551 651   $1 519 763

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                $  447 700   $  447 700
    Other paid-in capital                            2 714        2 714
    Retained earnings                              189 787      176 053
                                                   640 201      626 467
    Preferred stock:
      Not subject to mandatory redemption           36 378       36 378
      Subject to mandatory redemption               26 400       26 400
    Long-term debt                                 519 245      517 910
                                                 1 222 224    1 207 155
  Current Liabilities:
    Short-term debt                                 12 950            -
    Long-term debt and preferred stock due
      within one year                                1 200       17 200
    Accounts payable                                36 596       41 986
    Accounts payable to affiliates                  13 598       15 606
    Taxes accrued:
      Federal and state income                      19 920        2 970
      Other                                         14 402       13 552
    Interest accrued                                11 428        8 632
    Other                                           25 611       22 445
                                                   135 705      122 391
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                   29 741       30 308
    Deferred income taxes                          135 835      133 027
    Regulatory liabilities                          18 733       18 490
    Other                                            9 413        8 392
                                                   193 722      190 217
       Total Capitalization and Liabilities     $1 551 651   $1 519 763


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                        Statement of Cash Flows


                                                   Three Months Ended
                                                        March 31
                                                     1994      1993
                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                       $ 32 285   $ 26 779
  Depreciation                                       14 909     14 106
  Deferred investment credit and income
    taxes, net                                        2 519       (798)
  Deferred power costs, net                          (1 789)    (1 327)
  Unconsolidated subsidiaries' dividends in
    excess of earnings                                  520        727
  Allowance for other than borrowed funds used
    during construction                              (1 213)    (1 057)
  Changes in certain current assets & liabilities:
    Accounts receivable, net                        (19 059)   (17 656)
    Materials and supplies                             (294)      (827)
    Accounts payable                                 (7 398)   (11 493)
    Taxes accrued                                    17 800     10 602
    Interest accrued                                  2 796      6 662
  Other, net                                          1 348      4 296
                                                     42 424     30 014
CASH FLOWS FROM INVESTING:
  Construction expenditures                         (26 151)   (32 982)
  Allowance for other than borrowed funds used
    during construction                               1 213      1 057
                                                    (24 938)   (31 925)
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                          1 274    119 437
  Retirement of long-term debt                      (16 000)   (41 634)
  Deposit with trustee for redemption of
    long-term debt                                        -    (73 396)
  Short-term debt, net                               12 950          -
  Notes receivable from affiliates                    4 600     14 900
  Dividends on capital stock:
     Preferred stock                                 (1 090)    (1 116)
     Common stock                                   (17 460)   (14 914)
                                                    (15 726)     3 277
NET CHANGE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                         1 760      1 366
Cash and Temporary Cash Investments at January 1      1 489      1 781
Cash and Temporary Cash Investments at March 31    $  3 249   $  3 147

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)           $  6 990   $  3 174
    Income taxes                                          -      2 758

See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                      Notes to Financial Statements



1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3. On March 1, 1994, the Company retired at maturity $16 million of 4-5/8% first mortgage bonds.

4. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                      Three Months Ended
                                           March 31
                                        1994       1993
                                    (Thousands of Dollars)

    Electric operating revenues       $22 431    $23 423
    Operation & maintenance expense     1 833      1 678
    Depreciation                        4 236      4 226
    Taxes other than income taxes       1 340      1 297
    Federal income taxes                3 513      3 404
    Interest charges                    4 426      5 602
    Other income, net                      (2)        (3)
    Net income                        $ 7 085    $ 7 219

    The Company's share of the equity in earnings above was $2.0 million for each of the three months ended March 31, 1994 and 1993, and was included in other income, net, on the Statement of Income.

5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                 Three Months Ended
                                      March 31
                                 1994          1993

        Number of shares      22,385,000    19,885,000
        Amount per share             .78           .75

    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                       THE POTOMAC EDISON COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


     COMPARISON OF FIRST QUARTER OF 1994 WITH FIRST QUARTER OF 1993



NET INCOME

     Net income for the first quarter of 1994 was $32.3 million compared with $26.8 million for the corresponding 1993 period. The increase in net income for the first quarter of 1994 resulted from greater kWh sales to retail customers and previously reported rate increases, primarily in Maryland and Virginia, effective in February 1993 and September 1993, respectively, offset in part by increased expenses. Retail sales in the first quarter were favorably affected by record-setting cold temperatures in January 1994.


SALES AND REVENUES

     Retail kWh sales to residential, commercial, and industrial customers increased 12%, 6%, and 3%, respectively. The increase in kWh sales to residential and commercial customers was primarily due to an increase in weather-related sales. In mid-January 1994, the coldest temperatures ever recorded in much of the Company's service territory resulted in heating degree days which were 40% over the prior January and 24% above normal. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The 15% increase in revenues from retail customers resulted from the following:

                                 Change from Prior Period
                                   (Millions of Dollars)

     Increased kWh sales                  $ 9.6

     Fuel and energy cost
       adjustment clauses (1)               9.4

     Rate increases (2):
       Maryland                             2.9
       Virginia                             1.4
       West Virginia                         .5
                                            4.8
       Other                                 .6
                                          $24.4

     (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

     (2) Reflects a rate increase on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $10.0 million base rate increase in Virginia effective September 28, 1993, and a surcharge of $.8 million in West Virginia effective July 1, 1992, which was increased to $2.2 million effective July 1, 1993, for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA).


     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                Three Months Ended
                                     March 31
                                  1994      1993
     KWh sales (in billions):
       From Company generation      .1        .2
       From purchased power        1.1        .9
                                   1.2       1.1

     Revenues (in millions):
       From Company generation   $ 3.1     $ 4.2
       From sales of purchased
         power                    32.7      23.7
                                 $35.8     $27.9


     Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduces the amount available for sale, and continuing price competition. Increased sales from purchased power were due to increased demand resulting primarily from reduced availability of eastern utilities' generation equipment. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.


OPERATING EXPENSES

     Fuel expenses decreased 2%, primarily the net result of a 4% decrease in kWh generated and a 1% increase in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

     "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                   Three Months Ended
                                        March 31
                                     1994      1993
                                  (Millions of Dollars)
     Nonaffiliated transactions:
       Purchased power:
         For resale to other
          utilities                 $29.0     $21.5
         Other                        4.2        .7
       Power exchanges, net           1.1         -
     Affiliated transactions:
       AGC capacity charges           7.3       7.5
       Other affiliated capacity
         charges                      8.8       6.2
       Energy and spinning
         reserve charges             19.8      14.5
                                    $70.2     $50.4


     The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from nonaffiliated utilities. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above. The increase in affiliated capacity and energy and spinning reserve charges was due to growth of kWh sales to retail customers and an increase in affiliated energy available because of energy purchased by an affiliate from a new qualified facility under the Public Utility Regulatory Policies Act of 1978 (PURPA) in 1993.

     The increase in other operation expense resulted primarily from provisions for claims related to previously reported asbestos suits and a superfund site cleanup, and the timing of expenditures for increased participation in research and development activities of the Electric Power Research Institute.

     Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

     The increase in depreciation expense resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures expected as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

     Taxes other than income taxes increased $.6 million primarily from increases in gross receipts taxes resulting from higher revenues from retail customers. The net increase of $4.0 million in federal and state income taxes resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993.

     Interest on long-term debt decreased $.5 million due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.

                     LIQUIDITY AND CAPITAL RESOURCES

     The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

     On January 14, 1994, the Company filed an application with the Public Service Commission of West Virginia for a base rate increase designed to produce $12.2 million in additional annual revenues. On April 15, 1994, the Company filed with the Maryland Public Service Commission for a rate increase designed to produce $31 million in additional annual revenues
from its Maryland customers.   These increases, along with additional rate
increase requests to be filed in Virginia and at the Federal Energy Regulatory Commission for wholesale customers, include recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

     The Company has continued its participation in the Collaborative Process for Demand-Side Management in Maryland. Through March 31, 1994, the Company had received applications for $10.4 million in rebates related to the commercial lighting program. Program costs including rebates and lost revenues are deferred and are to be recovered through an energy conservation surcharge over a seven-year period.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

     As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 1,430 pending asbestos cases involving multiple plaintiffs and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense and it is believed that more than half of the cases relate solely to nonaffiliated defendants. The Company believes that the remaining cases involving the Company and its affiliates are without merit and that provisions for liabilities are such that these suits will not have a material effect on its financial position.

     As also previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a superfund site subject to cleanup. The Company believes that provisions for liabilities are such that costs incurred in connection with remediation efforts will not have a material effect on its financial position.

                       THE POTOMAC EDISON COMPANY
                 Part II--Other Information to Form 10-Q
                     for Quarter Ended March 31, 1994



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1.  (a)  Date and Kind of Meeting:
                  The annual meeting of shareholders was held at Hagerstown, Maryland, on April 27, 1994. No proxies were solicited.

             (b)  Election of Directors:
                  The holders of all 22,385,000 shares of common stock voted to elect the following Directors at this meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                    Klaus Bergman            Clarence F. Michalis *
                    Eleanor Baum             Alan J. Noia
                    William L. Bennett       Steven H. Rice
                    Stanley I. Garnett, II   Gunnar E. Sarsten
                    Phillip E. Lint          Peter L. Shea
                    Edward H. Malone         Peter J. Skrgic
                    Frank A. Metz, Jr.

                  * Resigned effective May 1, 1994


ITEM 5.  OTHER INFORMATION

         On May 5, 1994, the Senior Hearing Examiner in the Company's 1993 Virginia base rate filing issued a report recommending an increase in annual revenues of $4.5 million based on a return on equity of 11.25%.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1994.

                               Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE POTOMAC EDISON COMPANY


                                          THOMAS J. KLOC
                                          Thomas J. Kloc
                                           Comptroller
                                    (Chief Accounting Officer)





May 12, 1994