Form 10-Q
period 1994-06-30
POTOMAC EDISON CO
filed 1994-08-11
CIK 79731

Page 1 of 14



                               FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549



             Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934




For Quarter Ended June 30, 1994

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

     At August 11, 1994, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                       THE POTOMAC EDISON COMPANY

               Form 10-Q for Quarter Ended June 30, 1994


                                 Index





                                                                Page
                                                                 No.
PART I - FINANCIAL INFORMATION:

Statement of income -
   Three and six months ended June 30, 1994 and 1993               3

Balance sheet -
   June 30, 1994 and December 31, 1993                             4

Statement of cash flows -
   Six months ended June 30, 1994 and 1993                         5

Notes to financial statements                                    6-7

Management's discussion and analysis of financial
   condition and results of operations                          8-12


PART II - OTHER INFORMATION                                    13-14

                       THE POTOMAC EDISON COMPANY
                          Statement of Income


                                 Three Months Ended   Six Months Ended
                                       June 30            June 30
                                   1994      1993      1994      1993
                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                    $ 65 980  $ 62 663  $167 131  $148 424
  Commercial                       31 671    29 022    67 834    61 064
  Industrial                       49 304    44 542    95 361    85 680
  Nonaffiliated utilities          24 129    28 610    59 969    56 484
  Other, including affiliates       5 954     5 895    13 644    15 262
      Total Operating Revenues    177 038   170 732   403 939   366 914

OPERATING EXPENSES:
  Operation:
    Fuel                           33 282    34 551    73 102    75 176
    Purchased power & exchanges,
      net                          51 627    46 634   121 821    97 037
    Deferred power costs, net         315        27    (1 474)   (1 300)
    Other                          20 880    18 416    41 239    36 862
  Maintenance                      14 669    15 184    29 524    30 205
  Depreciation                     14 908    14 137    29 817    28 243
  Taxes other than income taxes    11 054    11 299    24 102    23 784
  Federal & state income taxes      6 327     5 632    22 804    18 092
      Total Operating Expenses    153 062   145 880   340 935   308 099
      Operating Income             23 976    24 852    63 004    58 815

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than
   borrowed funds used during
   construction                       605       867     1 818     1 924
  Other income, net                 2 071     2 314     4 140     4 582
      Total Other Income and
          Deductions                2 676     3 181     5 958     6 506
      Income Before Interest
          Charges                  26 652    28 033    68 962    65 321

INTEREST CHARGES:
  Interest on long-term debt       10 427    10 812    20 827    21 711
  Other interest                      549       269       890       564
  Allowance for borrowed funds
   used during construction          (426)     (562)   (1 142)   (1 247)
  Total Interest Charges           10 550    10 519    20 575    21 028

      Net Income                 $ 16 102  $ 17 514  $ 48 387  $ 44 293


See accompanying notes to financial statements.

                      THE POTOMAC EDISON COMPANY
                            Balance Sheet


                                                  June 30,  December 31,
                                                    1994       1993
                                                   (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $215,232,000
      and $208,308,000 under construction       $1 912 388   $1 857 961
    Accumulated depreciation                      (655 874)    (632 269)
                                                 1 256 514    1 225 692
  Investments and Other Assets:
    Allegheny Generating Company - common
      stock at equity                               62 893       63 983
    Other                                              814          819
                                                    63 707       64 802
  Current Assets:
    Cash                                             1 422        1 489
    Accounts receivable:
      Electric service, net of $1,344,000 and
       $1,207,000 uncollectible allowance           52 083       44 575
      Affiliated and other                           6 231        6 383
    Notes receivable from affiliates                31 900        4 600
    Materials and supplies - at average cost:
      Operating and construction                    27 195       26 153
      Fuel                                          21 950       18 596
    Prepaid taxes                                    6 858       12 523
    Other                                            7 125        4 000
                                                   154 764      118 319
  Deferred Charges:
    Regulatory assets                               82 197       76 962
    Unamortized loss on reacquired debt              8 626        9 188
    Other                                           26 998       24 800
                                                   117 821      110 950

       Total Assets                             $1 592 806   $1 519 763

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                $  447 700   $  447 700
    Other paid-in capital                            2 714        2 714
    Retained earnings                              187 115      176 053
                                                   637 529      626 467
    Preferred stock:
      Not subject to mandatory redemption           36 378       36 378
      Subject to mandatory redemption               26 401       26 400
    Long-term debt                                 593 152      517 910
                                                 1 293 460    1 207 155
  Current Liabilities:
    Long-term debt and preferred stock due
      within one year                                1 200       17 200
    Accounts payable                                38 194       41 986
    Accounts payable to affiliates                  14 185       15 606
    Taxes accrued:
      Federal and state income                       9 147        2 970
      Other                                          9 136       13 552
    Interest accrued                                 8 800        8 632
    Other                                           25 785       22 445
                                                   106 447      122 391
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                   29 174       30 308
    Deferred income taxes                          136 676      133 027
    Regulatory liabilities                          17 974       18 490
    0ther                                            9 075        8 392
                                                   192 899      190 217
       Total Capitalization and Liabilities     $1 592 806   $1 519 763


See accompanying notes to financial statements.

                        THE POTOMAC EDISON COMPANY
                         Statement of Cash Flows


                                                    Six Months Ended
                                                         June 30
                                                     1994      1993
                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                       $ 48 387   $ 44 293
  Depreciation                                       29 817     28 243
  Deferred investment credit and income
    taxes, net                                        2 338     (5 360)
  Deferred power costs, net                          (1 474)    (1 300)
  Unconsolidated subsidiaries' dividends in
    excess of earnings                                1 130      1 380
  Allowance for other than borrowed funds used
    during construction                              (1 818)    (1 924)
  Changes in certain current assets & liabilities:
    Accounts receivable, net                         (7 356)    (7 565)
    Materials and supplies                           (4 396)     2 028
    Accounts payable                                 (5 213)    (9 728)
    Taxes accrued                                     1 761         42
    Interest accrued                                    168      1 539
  Other, net                                          2 673     13 423
                                                     66 017     65 071
CASH FLOWS FROM INVESTING:
  Construction expenditures                         (62 698)   (83 285)
  Allowance for other than borrowed funds used
    during construction                               1 818      1 924
                                                    (60 880)   (81 361)
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                         75 420    130 466
  Retirement of long-term debt                      (16 000)  (123 888)
  Short-term debt, net                                    -      4 250
  Notes receivable from affiliates                  (27 300)    38 000
  Dividends on capital stock:
     Preferred stock                                 (2 180)    (2 232)
     Common stock                                   (35 144)   (29 828)
                                                     (5 204)    16 768
NET CHANGE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                           (67)       478
Cash and Temporary Cash Investments at January 1      1 489      1 781
Cash and Temporary Cash Investments at June 30     $  1 422   $  2 259

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)           $ 20 150   $ 18 074
    Income taxes                                     14 441     16 666


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                      Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994, and the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

3. On June 22, 1994, the Company issued $75 million of 8%, 30-year first mortgage bonds. The proceeds from the sale were used to repay outstanding short-term debt and for other corporate purposes.

    On March 1, 1994, the Company retired at maturity $16 million of 4-5/8% first mortgage bonds.

4. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                   Three Months Ended  Six Months Ended
                                         June 30           June 30
                                      1994     1993      1994     1993
                                           (Thousands of Dollars)

    Electric operating revenues     $21 869  $23 730   $44 300  $47 153
    Operation & maintenance expense   1 444    1 963     3 277    3 641
    Depreciation                      4 236    4 226     8 472    8 452
    Taxes other than income taxes     1 528    1 302     2 868    2 599
    Federal income taxes              3 408    3 494     6 921    6 898
    Interest charges                  4 487    5 357     8 913   10 959
    Other income, net                    (5)     (90)       (7)     (93)
    Net income                      $ 6 771  $ 7 478   $13 856  $14 697

    The Company's share of the equity in earnings above was $1.9 million and $2.1 million for the three months ended June 30, 1994 and 1993, respectively, and $3.9 million and $4.1 million for the six months ended June 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Statement of Income.

5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                 1994                     1993
                            1st         2nd          1st         2nd
                          Quarter     Quarter      Quarter     Quarter

    Number of Shares    22 385 000  22 385 000   19 885 000  19 885 000
    Amount per Share          $.78        $.79         $.75        $.75


    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                       THE POTOMAC EDISON COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


    COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
         WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1993

NET INCOME

     Net income for the second quarter and first six months of 1994 was $16.1 million and $48.4 million, respectively, compared with $17.5 million and $44.3 million for the corresponding 1993 periods. The increase in net income for the first six months of 1994 reflects revenue increases from retail customers due to previously reported rate increases, primarily in Maryland and Virginia, effective in February and September 1993, respectively, and greater kilowatthour (kWh) sales to retail customers. Earnings for the second quarter of 1994 also reflect increased retail revenues, but to a lesser extent because of more moderate weather in April and May 1994. Increased depreciation and other expenses continued in both periods.

SALES AND REVENUES

     Retail kWh sales to residential, commercial, and industrial customers increased .3%, 3%, and 2% for the second quarter and 7%, 5%, and 2% for the first six months, respectively. The increase in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales. Record cold temperatures in mid-January 1994 contributing to first quarter 1994 residential and commercial kWh sales increases of 12% and 6%, respectively, were followed by milder temperatures and lower kWh sales in April and May 1994. Increases in residential sales caused by the June 1994 higher-than-normal temperatures will, to a substantial extent, be reflected in earnings in the third quarter after such sales have been billed to customers. The increases in kWh sales to industrial customers resulted primarily from increased sales to rubber and cement customers. The increases in revenues from retail customers resulted from the following:

                                 Increase from Prior Periods
                                    Quarter    Six Months
                                    (Millions of Dollars)

     Increased kWh sales             $ 1.8        $11.5

     Fuel and energy cost
       adjustment clauses (1)          4.1         11.7

     Rate increases (2):
       Virginia                        2.5          5.8
       Maryland                        1.6          4.5
       West Virginia                    .4           .9
                                       4.5         11.2

     Other                              .3           .8
                                     $10.7        $35.2

     (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

     (2) Reflects a rate increase on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $10.0 million base rate increase in Virginia effective September 28, 1993, (including amounts subject to refund for which estimated liabilities have been recorded), a surcharge of $.8 million in West Virginia effective July 1, 1992, which was increased to $2.2 million effective July 1, 1993, for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA), and cogeneration project and energy conservation surcharges in Maryland effective January 5, 1994 and May 5, 1994, respectively.


     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                Three Months Ended   Six Months Ended
                                      June 30            June 30
                                  1994      1993       1994     1993

     KWh sales (in billions):
       From Company generation      .1        .2         .2       .3
       From purchased power         .5        .8        1.6      1.7
                                    .6       1.0        1.8      2.0

     Revenues (in millions):
       From Company generation   $ 2.8     $ 3.5      $ 6.0    $ 7.8
       From sales of purchased
         power                    21.3      25.1       54.0     48.7
                                 $24.1     $28.6      $60.0    $56.5


     Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and continuing price competition. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition.
About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.


OPERATING EXPENSES

     Fuel expenses for the second quarter and the first six months of 1994 decreased 4% and 3%, respectively, due primarily to decreases in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

     "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to Allegheny Generating Company (AGC) and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                 Three Months Ended    Six Months Ended
                                       June 30             June 30
                                   1994      1993       1994     1993
                                          (Millions of Dollars)
     Nonaffiliated transactions:
       Purchased power:
         For resale to other
          utilities               $18.7     $21.4     $ 47.7    $42.9
         Other                      3.1       1.2        7.3      1.9
       Power exchanges, net         (.8)      (.6)        .2      (.6)
     Affiliated transactions:
       AGC capacity charges         7.3       7.5       14.6     15.0
       Other affiliated capacity
         charges                    9.9       7.2       18.8     13.4
       Energy and spinning
         reserve charges           13.4       9.9       33.2     24.4
                                  $51.6     $46.6     $121.8    $97.0


     The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from nonaffiliated utilities. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above. The increase in affiliated capacity and energy and spinning reserve charges was due to growth of kWh sales to retail customers and an increase in affiliate energy available because of energy purchased by an affiliate from a new qualified facility under the Public Utility Regulatory Policies Act of 1978 (PURPA) in 1993.

     The increase in other operation expenses resulted primarily from previously reported asbestos suits and a Superfund site cleanup, increased provisions for uncollectible accounts, cogeneration project expenses, an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities, and increases in salaries and wages and employee benefit costs.

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

     The increases in depreciation expense for the second quarter and first six months of 1994 resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

     Taxes other than income taxes decreased $.2 million for the second quarter and increased $.3 million for the first six months of 1994 due primarily to increased property taxes and gross receipts taxes resulting from higher revenues from retail customers, offset by decreased West Virginia Business and Occupation taxes due to lower generation within that state.

     The net increase of $4.7 million in federal and state income taxes for the first six months of 1994 resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993.

     Interest on long-term debt decreased $.4 million for the quarter and $.9 million for the first six months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the companies.

                     LIQUIDITY AND CAPITAL RESOURCES

     The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 should be read with the following information.

     On January 14, 1994, the Company filed an application with the Public Service Commission of West Virginia for a base rate increase designed to produce $12.2 million in additional annual revenues. On April 15, 1994, the Company filed with the Maryland Public Service Commission for a rate increase designed to produce $31 million in additional annual revenues from its Maryland customers. Also, on June 22, 1994, the Company filed with the Virginia State Corporation Commission for an increase in electric rates that would result in about $12.5 million in additional revenues on an annual basis when combined with interim rates now in effect (subject to refund) from an earlier filing.

     These increases, along with an additional rate increase request to be filed at the Federal Energy Regulatory Commission for wholesale customers, include recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

     On August 10, 1994, the Company issued $11.56 million of 6-3/4%, 30-year solid waste disposal revenue notes, the proceeds of which will be used on the Harrison Power Station scrubber project.

     The Company has continued its participation in the Collaborative Process for Demand-Side Management in Maryland. Through June 30, 1994, the Company had approved applications for $11.4 million in rebates related to the commercial lighting program. Program costs, including rebates, and lost revenues are deferred and are being recovered through an energy conservation surcharge over a seven-year period.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

     As previously reported, Monongahela Power Company, an affiliated company, is currently named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving multiple plaintiffs, including 195 new cases filed in the second quarter of 1994, and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 627 cases by multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving the Company are without merit and that provisions for liabilities are such that these suits will not have a material effect on its financial position.

     The Company previously reported that the Environmental Protection
Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter.
Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with its affiliates and the approximately 875 others. The Company believes that final resolution of this matter will not have a material effect on its financial position.

                       THE POTOMAC EDISON COMPANY
                 Part II--Other Information to Form 10-Q
                     for Quarter Ended June 30, 1994




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) On June 22, 1994, the Company filed a report on Form 8-K consisting of a supplemental indenture dated June 22, 1994.

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





August 11, 1994