Form 10-Q
period 1994-09-30
POTOMAC EDISON CO
filed 1994-11-14
CIK 79731

Page 1 of 14



                               FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549



             Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934




For Quarter Ended September 30, 1994

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

     At November 14, 1994, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                       THE POTOMAC EDISON COMPANY

             Form 10-Q for Quarter Ended September 30, 1994


                                 Index





                                                                Page
                                                                 No.
PART I - FINANCIAL INFORMATION:

Statement of income -
   Three and nine months ended September 30, 1994 and 1993         3

Balance sheet -
   September 30, 1994 and December 31, 1993                        4

Statement of cash flows -
   Nine months ended September 30, 1994 and 1993                   5

Notes to financial statements                                    6-7

Management's discussion and analysis of financial
   condition and results of operations                          8-13


PART II - OTHER INFORMATION                                       14

                       THE POTOMAC EDISON COMPANY
                          Statement of Income


                                 Three Months Ended   Nine Months Ended
                                    September 30        September 30
                                   1994      1993      1994      1993
                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                    $ 66 611  $ 62 827  $233 742  $211 251
  Commercial                       35 008    32 928   102 842    93 992
  Industrial                       48 964    43 769   144 325   129 449
  Nonaffiliated utilities          24 477    25 050    84 446    81 534
  Other, including affiliates       5 911     8 206    19 555    23 468
      Total Operating Revenues    180 971   172 780   584 910   539 694

OPERATING EXPENSES:
  Operation:
    Fuel                           36 793    34 557   109 895   109 733
    Purchased power & exchanges,
      net                          49 243    52 787   171 064   149 824
    Deferred power costs, net         660    (5 681)     (814)   (6 981)
    Other                          22 292    18 288    63 531    55 150
  Maintenance                      14 856    16 832    44 380    47 037
  Depreciation                     14 781    14 121    44 598    42 364
  Taxes other than income taxes    11 694    11 426    35 796    35 210
  Federal & state income taxes      6 293     6 845    29 097    24 937
      Total Operating Expenses    156 612   149 175   497 547   457 274
      Operating Income             24 359    23 605    87 363    82 420

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than
   borrowed funds used during
   construction                       833     1 406     2 651     3 330
  Other income, net                 2 873     2 167     7 013     6 749
      Total Other Income and
          Deductions                3 706     3 573     9 664    10 079
      Income Before Interest
          Charges                  28 065    27 178    97 027    92 499

INTEREST CHARGES:
  Interest on long-term debt       11 906    10 493    32 733    32 204
  Other interest                      403       224     1 293       788
  Allowance for borrowed funds
   used during construction          (522)     (911)   (1 664)   (2 158)
  Total Interest Charges           11 787     9 806    32 362    30 834

      Net Income                 $ 16 278  $ 17 372  $ 64 665  $ 61 665


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                              Balance Sheet


                                                 Sept. 30   December 31
                                                   1994        1993
                                                 (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $234,360,000
      and $208,308,000 under construction       $1 942 509   $1 857 961
    Accumulated depreciation                      (665 182)    (632 269)
                                                 1 277 327    1 225 692
  Investments and Other Assets:
    Allegheny Generating Company - common
      stock at equity                               62 392       63 983
    Other                                              848          819
                                                    63 240       64 802
  Current Assets:
    Cash                                             1 578        1 489
    Accounts receivable:
      Electric service, net of $1,023,000 and
       $1,207,000 uncollectible allowance           46 396       44 575
      Affiliated and other                           2 797        6 383
    Notes receivable from affiliates                33 700        4 600
    Materials and supplies - at average cost:
      Operating and construction                    27 114       26 153
      Fuel                                          21 574       18 596
    Prepaid taxes                                   12 509       12 523
    Other                                            7 304        4 000
                                                   152 972      118 319
  Deferred Charges:
    Regulatory assets                               84 984       76 962
    Deferred power costs                            11 880       13 931
    Unamortized loss on reacquired debt              8 485        9 188
    Other                                           11 727       10 869
                                                   117 076      110 950

       Total Assets                             $1 610 615   $1 519 763

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                $  447 700   $  447 700
    Other paid-in capital                            2 724        2 714
    Retained earnings                              188 439      176 053
                                                   638 863      626 467
    Preferred stock:
      Not subject to mandatory redemption           36 378       36 378
      Subject to mandatory redemption               25 201       26 400
    Long-term debt                                 604 679      517 910
                                                 1 305 121    1 207 155
  Current Liabilities:
    Long-term debt and preferred stock due
      within one year                                1 200       17 200
    Accounts payable                                35 539       41 986
    Accounts payable to affiliates                  11 847       15 606
    Taxes accrued:
      Federal and state income                      10 023        2 970
      Other                                         15 079       13 552
    Interest accrued                                13 639        8 632
    Other                                           19 292       22 445
                                                   106 619      122 391
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                   28 608       30 308
    Deferred income taxes                          135 483      133 027
    Regulatory liabilities                          17 974       18 490
    Other                                           16 810        8 392
                                                   198 875      190 217
       Total Capitalization and Liabilities     $1 610 615   $1 519 763


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                        Statement of Cash Flows

                                                    Nine Months Ended
                                                      September 30
                                                     1994      1993
                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                       $ 64 665   $ 61 665
  Depreciation                                       44 598     42 364
  Deferred investment credit and income
    taxes, net                                          636     (4 614)
  Deferred power costs, net                            (814)    (6 981)
  Unconsolidated subsidiaries' dividends in
    excess of earnings                                1 652      2 655
  Allowance for other than borrowed funds used
    during construction                              (2 651)    (3 330)
  Changes in certain current assets & liabilities:
    Accounts receivable, net                          1 765     (6 707)
    Materials and supplies                           (3 939)    11 009
    Accounts payable                                (10 206)   (10 858)
    Taxes accrued                                     8 580      4 474
    Interest accrued                                  5 007     13 791
  Other, net                                         (1 127)     9 741
                                                    108 166    113 209
CASH FLOWS FROM INVESTING:
  Construction expenditures                         (99 036)  (128 690)
  Allowance for other than borrowed funds used
    during construction                               2 651      3 330
                                                    (96 385)  (125 360)
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                         86 877    136 686
  Retirement of long-term debt                      (16 000)  (123 888)
  Retirement of preferred stock                      (1 190)    (1 611)
  Short-term debt, net                                    -     10 750
  Notes receivable from affiliates                  (29 100)    38 000
  Dividends on capital stock:
     Preferred stock                                 (3 256)    (3 337)
     Common stock                                   (49 023)   (44 940)
                                                    (11 692)    11 660
NET CHANGE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                            89       (491)
Cash and Temporary Cash Investments at January 1      1 489      1 781
Cash and Temporary Cash Investments at Sept. 30    $  1 578   $  1 290

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)           $ 26 749   $ 24 673
    Income taxes                                     22 174     24 888

See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                      Notes to Financial Statements

1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

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

3. On August 10, 1994, the Company issued $11.56 million of 6.75%, 30-year solid waste disposal revenue notes, the proceeds of which are being used on the Harrison Power Station scrubber project.

    On June 22, 1994, the Company issued $75 million of 8%, 30-year first mortgage bonds, the proceeds of which were used to repay outstanding short-term debt and for other corporate purposes.

    On March 1, 1994, the Company retired at maturity $16 million of 4.625% first mortgage bonds.

4. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                   Three Months Ended  Nine Months Ended
                                      September 30       September 30
                                      1994     1993      1994     1993
                                           (Thousands of Dollars)

    Electric operating revenues     $22 337  $23 391   $66 637  $70 544
    Operation & maintenance expense   1 653    1 312     4 930    4 953
    Depreciation                      4 236    4 225    12 708   12 677
    Taxes other than income taxes     1 399    1 298     4 267    3 897
    Federal income taxes              3 498    4 001    10 419   10 899
    Interest charges                  4 467    5 199    13 380   16 158
    Other income, net                    (3)      (9)      (10)    (102)
    Net income                      $ 7 087  $ 7 365   $20 943  $22 062

    The Company's share of the equity in earnings above was $2.0 million and $2.1 million for the three months ended September 30, 1994 and 1993, respectively, and $5.9 million and $6.2 million for the nine months ended September 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Statement of Income.

7. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                 1994                     1993
                        Number of     Amount      Number of    Amount
                         Shares     Per Share      Shares    Per Share

    First Quarter       22 385 000     $.78      19 885 000     $.75
    Second Quarter      22 385 000     $.79      19 885 000     $.75
    Third Quarter       22 385 000     $.62      19 885 000     $.76

    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                       THE POTOMAC EDISON COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


  COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
       WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1993

NET INCOME

     Net income for the third quarter and first nine months of 1994 was $16.3 million and $64.7 million, respectively, compared with $17.4 million and $61.7 million for the corresponding 1993 periods. The increase in net income for the first nine months of 1994 reflects revenue increases from retail customers due to previously reported rate increases, primarily in Maryland and Virginia, effective in February and September 1993, respectively, and greater kilowatthour (kWh) sales. The weather was relatively cool in the 1994 third quarter, compared to the prior year, with the result that the increase in retail kWh sales was not sufficient to offset increases in interest, depreciation, and other expenses.

SALES AND REVENUES

     Retail kWh sales to residential customers remained unchanged, commercial sales decreased 1%, and sales to industrial customers increased 3% for the third quarter. Retail kWh sales to residential, commercial, and industrial customers increased 5%, 3%, and 3%, respectively, for the first nine months. The change in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales. Increased kWh sales in July 1994, reflecting additional temperature-related June sales billed in July, were offset by lower August and September sales. Moderate temperatures this summer resulted in cooling degree days in the third quarter 17% below normal and 29% lower than during the corresponding 1993 quarter. The increase in kWh sales to industrial customers occurred in almost all industrial groups, the most significant of which was from sales to rubber customers. The increases in revenues from retail customers resulted from the following:

                                 Increase from Prior Periods
                                    Quarter    Nine Months
                                    (Millions of Dollars)

     Increased kWh sales             $  .2        $11.6

     Fuel and energy cost
       adjustment clauses (1)          4.3         16.0

     Rate increases (2):
       Virginia                        2.6          8.4
       Maryland                        3.3          7.8
       West Virginia                    .4          1.3
                                       6.3         17.5

     Other                              .3          1.1
                                     $11.1        $46.2

     (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

     (2) Reflects a rate increase on an annual basis of about $11.3 million in Maryland effective February 25, 1993, a $10.0 million increase in Virginia effective September 28, 1993 (including amounts subject to refund for which estimated liabilities have been recorded), a surcharge of $.8 million in West Virginia effective July 1, 1992, which was increased to $2.2 million effective July 1, 1993 and further increased to $4.1 million effective July 1, 1994 for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990
         (CAAA), and cogeneration project and energy conservation surcharges in Maryland effective January 5, 1994 and May 5, 1994, respectively.


     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                Three Months Ended   Nine Months Ended
                                   September 30         September 30
                                  1994      1993       1994     1993
     KWh sales (in billions):
       From Company generation      .1         -         .3       .3
       From purchased power         .5        .9        2.2      2.6
                                    .6        .9        2.5      2.9

     Revenues (in millions):
       From Company generation   $ 1.7     $  .3      $ 7.6    $ 8.0
       From sales of purchased
         power                    22.8      24.8       76.8     73.5
                                 $24.5     $25.1      $84.4    $81.5


     Sales from Company generation increased in the third quarter because of the decrease in weather-related kWh sales to retail customers and the availability of Company's generating units. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.


OPERATING EXPENSES

     Fuel expenses for the third quarter of 1994 increased 6% due primarily to an increase in kWhs generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                   1994      1993        1994      1993
                                          (Millions of Dollars)
     Nonaffiliated transactions:
       Purchased power:
         For resale to other
          utilities               $20.3     $21.8      $ 68.0    $ 64.8
         Other                      2.6       5.3        10.0       7.2
       Power exchanges, net         (.9)      (.8)        (.7)     (1.4)
     Affiliated transactions:
       AGC capacity charges         7.2       7.4        21.8      22.4
       Other affiliated capacity
         charges                    9.5       7.2        28.3      20.5
       Energy and spinning
         reserve charges           10.5      11.9        43.7      36.3
                                  $49.2     $52.8      $171.1    $149.8

     The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. As described under SALES AND REVENUES above, the decrease in weather-related sales to retail customers, combined with the availability of Company generating units resulted in decreased purchases from nonaffiliated utilities in the third quarter. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above. The increase in affiliated capacity and energy and spinning reserve charges in the first nine months of 1994 was due to growth of kWh sales to retail customers and an increase in affiliate energy available because of energy purchased by an affiliate from a new qualified facility under the Public Utility Regulatory Policies Act of 1978 (PURPA) in 1993.

     The increase in other operation expenses resulted primarily from first quarter charges for previously reported asbestos suits and a Superfund site cleanup, increased cogeneration project expenses, affiliated company charges for transmission service, an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities, and increases in salaries and wages and employee benefit costs.

     Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company expects to continue to experience increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

     The increases in depreciation expense for the third quarter and first nine months of 1994 resulted primarily from additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years, including an increase in the fourth quarter of 1994 commensurate with the in-service date of the Harrison Power Station scrubber project.

     Taxes other than income taxes increased $.3 million for the quarter and $.6 million for the first nine months due to increased property taxes and gross receipts taxes resulting from higher revenues from retail customers, offset by decreased West Virginia Business and Occupation taxes. The variances in federal and state income taxes for the third quarter and first nine months resulted primarily from changes in income before taxes.

     The combined decreases of $1.0 million and $1.2 million in allowance for funds used during construction (AFUDC) for the third quarter and first nine months, respectively, reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

     Interest on long-term debt increased $1.4 million for the third quarter and $.5 million for the first nine months due primarily to an increase in the amount of long-term debt outstanding. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the companies.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

     On November 9, 1994, the Public Service Commission of West Virginia issued an order in the Company's base rate case, summarily affirming the Administrative Law Judge's (ALJ) recommended decision of September 30, 1994. The order authorized an increase in annual revenues of $1.5 million effective November 11, 1994. Due to time constraints which precluded the Commission from addressing the exceptions filed on the ALJ's recommendations, the Commission invited the parties to file petitions for reconsideration of issues raised in the exceptions. The Company plans to file a petition for reconsideration and, in the meantime, has placed the new rates in effect subject to further revisions when the Commission completes its reconsideration. On June 22, 1994, the Company filed with the Virginia State Corporation Commission for an increase in electric rates that would result in about $12.5 million in additional revenues on an annual basis when combined with interim rates now in effect (subject to refund) from an earlier filing. On September 20, 1994, the Maryland Public Service Commission approved a Settlement Agreement that will increase the Company's annual revenues from its Maryland customers by $19.6 million including a $4.9 million per-year CAAA surcharge that became effective in May 1994. The rate increase will become effective November 11, 1994.

     These increases, along with an additional rate increase request filed at the Federal Energy Regulatory Commission for wholesale customers, include recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the Harrison Power Station scrubbers to be placed in operation.

     The Company has continued its participation in the Collaborative Process for Demand-Side Management in Maryland. Through September 30, 1994, the Company had approved applications for $15.0 million in rebates related to the commercial lighting program. Program costs, including rebates, and lost revenues are deferred in regulatory assets and are being recovered through an energy conservation surcharge over a seven-year period.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

     As previously reported, Monongahela Power Company, an affiliated company, is currently named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving multiple plaintiffs, and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 718 cases by multiple plaintiffs, including 91 new cases filed in the third quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving the Company are without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on its financial position.

     The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with its affiliates and the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.

                       THE POTOMAC EDISON COMPANY
                 Part II--Other Information to Form 10-Q
                  for Quarter Ended September 30, 1994




ITEM 5.  OTHER INFORMATION

         On September 8, 1994, the Board of Directors of the Company elected Jay S. Pifer as its President and a member of the Board of Directors effective January 1, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1994.




                                Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE POTOMAC EDISON COMPANY


                                          THOMAS J KLOC
                                          Thomas J.Kloc
                                           Comptroller
                                    (Chief Accounting Officer)





November 14, 1994