Form 10-Q
period 1995-03-31
POTOMAC EDISON CO
filed 1995-05-12
CIK 79731

Page 1 of 14



                               FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549



             Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934




For Quarter Ended March 31, 1995

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

     At May 12, 1995, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                       THE POTOMAC EDISON COMPANY

               Form 10-Q for Quarter Ended March 31, 1995


                                 Index





                                                                Page
                                                                 No.
PART I - FINANCIAL INFORMATION:

Statement of income -
   Three months ended March 31, 1995 and 1994                      3

Balance sheet -
   March 31, 1995 and December 31, 1994                            4

Statement of cash flows -
   Three months ended March 31, 1995 and 1994                      5

Notes to financial statements                                    6-7

Management's discussion and analysis of financial
   condition and results of operations                          8-12


PART II - OTHER INFORMATION                                    13-14

                       THE POTOMAC EDISON COMPANY
                          Statement of Income

                                                 Three Months Ended
                                                      March 31
                                                   1995       1994
                                               (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
   Residential                                   $ 93 799   $ 98 077
   Commercial                                      37 080     35 980
   Industrial                                      48 282     46 061
   Nonaffiliated utilities                         32 455     35 840
   Other, including affiliates                      6 732      7 690
       Total Operating Revenues                   218 348    223 648

OPERATING EXPENSES:
   Operation:
     Fuel                                          35 827     39 820
     Purchased power & exchanges, net              63 720     70 193
     Deferred power costs, net                      4 632     (2 285)
     Other                                         22 572     20 358
   Maintenance                                     14 471     14 855
   Depreciation                                    17 220     14 910
   Taxes other than income taxes                   12 579     12 994
   Federal & state income taxes                    12 344     15 453
       Total Operating Expenses                   183 365    186 298
       Operating Income                            34 983     37 350

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed
     funds used during construction                   666      1 213
   Other income, net                                2 696      2 069
       Total Other Income and Deductions            3 362      3 282
       Income Before Interest Charges              38 345     40 632

INTEREST CHARGES:
   Interest on long-term debt                      11 972     10 400
   Other interest                                     376        340
   Allowance for borrowed funds used during
     construction                                    (442)      (715)
       Total Interest Charges                      11 906     10 025

   Income before cumulative effect of
     accounting change                             26 439     30 607
   Cumulative effect of accounting change, net          -     16 471

       Net Income                                $ 26 439   $ 47 078

See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                              Balance Sheet

                                                  March 31,  December 31,
                                                    1995        1994
                                                  (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $69,657,000
      and $76,365,000 under construction        $1 996 312   $1 978 396
    Accumulated depreciation                      (689 254)    (673 853)
                                                 1 307 058    1 304 543
  Investments and Other Assets:
    Allegheny Generating Company - common
      stock at equity                               61 697       62 364
    Other                                            1 009          938
                                                    62 706       63 302
  Current Assets:
    Cash                                             1 921        2 196
    Accounts receivable:
      Electric service, net of $1,604,000 and
       $1,177,000 uncollectible allowance           76 244       68 714
      Affiliated and other                           2 247        2 403
      Notes receivable from affiliates              10 400        1 900
    Materials and supplies - at average cost:
      Operating and construction                    30 229       27 800
      Fuel                                          23 601       22 316
    Prepaid taxes                                   11 399       13 168
    Other                                            2 829        5 000
                                                   158 870      143 497
  Deferred Charges:
    Regulatory assets                               93 966       88 758
    Unamortized loss on reacquired debt              8 203        8 344
    Other                                           15 858       21 091
                                                   118 027      118 193

       Total Assets                             $1 646 661   $1 629 535

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                $  447 700   $  447 700
    Other paid-in capital                            2 756        2 724
    Retained earnings                              216 751      207 722
                                                   667 207      658 146
    Preferred stock:
      Not subject to mandatory redemption           36 378       36 378
      Subject to mandatory redemption               24 257       25 200
    Long-term debt                                 604 119      604 749
                                                 1 331 961    1 324 473
  Current Liabilities:
    Long-term debt and preferred stock due
      within one year                                1 900        1 200
    Accounts payable                                26 358       37 126
    Accounts payable to affiliates                  12 172       10 485
    Taxes accrued:
      Federal and state income                      16 731        3 565
      Other                                         13 746       11 874
    Interest accrued                                13 604        9 195
    Customer deposits                                6 298        6 228
    Other                                           13 813       11 171
                                                   104 622       90 844
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                   27 485       28 041
    Deferred income taxes                          150 906      149 299
    Regulatory liabilities                          17 077       16 957
    Other                                           14 610       19 921
                                                   210 078      214 218
       Total Capitalization and Liabilities     $1 646 661   $1 629 535


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                        Statement of Cash Flows

                                                   Three Months Ended
                                                        March 31
                                                     1995      1994
                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                       $ 26 439   $ 47 078
  Depreciation                                       17 220     14 910
  Deferred investment credit and income
    taxes, net                                          826      1 496
  Deferred power costs, net                           4 632     (2 285)
  Unconsolidated subsidiaries' dividends in
    excess of earnings                                  690        520
  Allowance for other than borrowed funds used
    during construction                                (666)    (1 213)
  Cumulative effect of accounting change before
    income taxes                                          -    (26 163)
  Changes in certain current assets & liabilities:
    Accounts receivable, net, excluding cumulative
       effect of accounting change                   (7 374)   (16 863)
    Materials and supplies                           (3 714)      (294)
    Accounts payable                                 (9 081)    (7 398)
    Taxes accrued                                    15 038     27 440
    Interest accrued                                  4 409      2 796
  Other, net                                         (2 279)     2 399
                                                     46 140     42 423
CASH FLOWS FROM INVESTING:
  Construction expenditures                         (20 262)   (26 151)
  Allowance for other than borrowed funds used
    during construction                                 666      1 213
                                                    (19 596)   (24 938)
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                              -      1 274
  Retirement of long-term debt                            -    (16 000)
  Retirement of preferred stock                        (910)         -
  Short-term debt, net                                    -     12 950
  Notes receivable from affiliates                   (8 500)     4 600
  Dividends on capital stock:
     Preferred stock                                 (1 068)    (1 089)
     Common stock                                   (16 341)   (17 460)
                                                    (26 819)   (15 725)
NET CHANGE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                          (275)     1 760
Cash and Temporary Cash Investments at January 1      2 196      1 489
Cash and Temporary Cash Investments at March 31    $  1 921   $  3 249

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)           $  7 586   $  6 990
    Income taxes                                          -          -

See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                      Notes to Financial Statements



1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

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

3. Earnings for the first quarter of 1994 have been restated to reflect retroactively the cumulative effect of an accounting change adopted in January 1994 to record unbilled revenues.

4. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                      Three Months Ended
                                           March 31
                                        1995       1994
                                    (Thousands of Dollars)

    Electric operating revenues       $22 096    $22 431
    Operation & maintenance expense     1 796      1 833
    Depreciation                        4 224      4 236
    Taxes other than income taxes       1 299      1 340
    Federal income taxes                3 223      3 513
    Interest charges                    4 985      4 426
    Other income, net                       -         (2)
    Net income                        $ 6 569    $ 7 085

    The Company's share of the equity in earnings above was $1.8 million and $2.0 million for the three months ended March 31, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                 Three Months Ended
                                      March 31
                                 1995          1994

        Number of shares      22 385 000    22 385 000
        Amount per share            $.73          $.78

    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                       THE POTOMAC EDISON COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


     COMPARISON OF FIRST QUARTER OF 1995 WITH FIRST QUARTER OF 1994


NET INCOME

     Net income for the first quarter of 1995 was $26.4 million compared with $30.6 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues. Decreased kilowatthour (kWh) sales to retail customers in the first quarter of 1995 due primarily to mild weather, and increases in depreciation, interest, and other expenses were offset in part by retail rate increases from previously reported rate cases.


SALES AND REVENUES

     Retail kWh sales to residential and commercial customers decreased 10% and 5%, respectively, and sales to industrial customers increased 3%. The decrease in kWh sales to residential and commercial customers was primarily due to a decrease in weather-related sales. Mild temperatures in the first quarter of 1995 resulted in heating degree days 2% below normal, as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The decrease in revenues from retail customers resulted from the following:

                                 Change from Prior Period
                                   (Millions of Dollars)

     Decreased kWh sales                  $(7.5)

     Fuel and energy cost
       adjustment clauses (1)              (1.2)

     Rate increases (2):
       Maryland                             7.2
       West Virginia                        1.0
       Virginia                              .3
                                            8.5

       Other                                (.8)
                                          $(1.0)

     (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

     (2) Reflects rate increases on an annual basis of $19.6 million in Maryland effective November 11, 1994 and a $1.5 million annual increase in West Virginia effective November 11, 1994. This is in addition to $1.9 million of Clean Air Act Amendments of 1990 (CAAA) recovery granted effective July 1, 1994 in West Virginia. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. See page 11 for further information on the West Virginia rate case.


     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                Three Months Ended
                                     March 31
                                  1995      1994
     KWh sales (in billions):
       From Company generation      .1        .1
       From purchased power        1.0       1.1
                                   1.1       1.2

     Revenues (in millions):
       From Company generation   $ 1.6     $ 3.1
       From sales of purchased
         power                    30.9      32.7
                                 $32.5     $35.8

     Decreased sales to nonaffiliated utilities resulted primarily from decreased demand, continuing price competition, and generating unit outages which reduced the amount available for sale. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.


OPERATING EXPENSES

     Fuel expenses decreased 10% due primarily to a decrease in average coal prices. The reduced average coal prices are expected to continue as a result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                   Three Months Ended
                                        March 31
                                     1995      1994
                                  (Millions of Dollars)
     Nonaffiliated transactions:
       Purchased power:
         For resale to other
          utilities                 $26.9     $29.0
         Other                        3.2       4.2
       Power exchanges, net           1.4       1.1
     Affiliated transactions:
       AGC capacity charges           7.2       7.3
       Other affiliated capacity
         charges                     10.9       8.8
       Energy and spinning
         reserve charges             14.1      19.8
                                    $63.7     $70.2

     The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The decrease in energy and spinning reserve charges was due to a decrease in retail kWh sales. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income.

     While the Company does not currently purchase generation from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), an agreement has been reached with one facility to commence purchasing generation in 1999. This project may significantly increase the cost of power purchases passed on to customers.

     The increase in other operation expense resulted primarily from demand-side management program costs, increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, and increases in salaries and wages and affiliated company charges for transmission service, offset in part by environmental liabilities recorded in the first quarter of 1994.

     Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when equipment is dismantled.

     The increase in depreciation expense was due to additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

     The net decrease of $3.1 million in federal and state income taxes resulted primarily from a decrease in income before taxes.

     The combined decrease of $.8 million in allowance for funds used during construction (AFUDC) reflects a decrease in capital expenditures upon substantial completion of Phase I of the CAAA.

     Interest on long-term debt increased $1.6 million due primarily to new security issues in 1994. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.



                     LIQUIDITY AND CAPITAL RESOURCES

     The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

     In March 1995, the Public Service Commission of West Virginia (PSC) issued an order in the rate case filed by the Company that authorized recovery of certain post-1994 costs associated with the scrubbers at the Harrison Power Station through the energy cost recovery procedure rather than base rates, and upheld the recommendation by an Administrative Law Judge that a 10.85% return on equity (ROE) was reasonable. The Company has petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low ROE allowed.

     The Virginia State Corporation Commission on March 9, 1995, issued an order in the Company's rate case which authorized an increase in revenues of about $3 million on an annual basis. The Company has been collecting higher rates, subject to refund, from its Virginia customers since November 1994. A refund is now required, for which adequate reserves have been provided.

     The parties have agreed to settlements, subject to FERC approval, in the Company's FERC rate case filing for wholesale customers, which will result in an increase in annual revenues of about $2.3 million effective on June 25, 1995.

     On May 12, 1995, the Company issued $65 million of 7.75% 30-year first mortgage bonds to refund a $65 million 9.25% series due in 2019.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

     As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,016 pending asbestos cases involving one or more plaintiffs and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 750 cases by one or more plaintiffs, including 425 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

     In March 1995, the Federal Energy Regulatory Commission (FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company is currently examining the effects of the NOPR on the System and the entire electric utility industry, and plans to submit comments to the FERC.

                       THE POTOMAC EDISON COMPANY
                 Part II--Other Information to Form 10-Q
                     for Quarter Ended March 31, 1995




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1.  (a)  Date and Kind of Meeting:
                  The annual meeting of shareholders was held at Hagerstown, Maryland, on April 26, 1995. No proxies were solicited.

             (b)  Election of Directors:
                  The holders of all 22,385,000 shares of common stock voted to elect the following Directors at this meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                     Klaus Bergman            Frank A. Metz, Jr.
                     Eleanor Baum             Alan J. Noia
                     William L. Bennett       Jay S. Pifer
                     Stanley I. Garnett, II   Steven H. Rice
                     Wendell F. Holland       Gunnar E. Sarsten
                     Phillip E. Lint          Peter L. Shea
                     Edward H. Malone         Peter J. Skrgic



ITEM 5.  OTHER INFORMATION

         On May 2, 1995, Washington Power Company, LP, the developer of the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the West Penn Power Company, Allegheny Power System, Inc., and Allegheny Power Service Corporation, affiliates of the Company, alleging antitrust violations, unfair competition, breach of contract and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. In May 1995, the complaint filed in November 1994 by Washington Power Company, LP against West Penn in the Court of Common Pleas of Washington County, Pennsylvania, was dismissed without prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  3(i)  Agreement and Articles of Merger, dated as of May 31,
                    1974, as amended to November 4, 1993.

                    Articles Supplementary (Maryland) and Articles of Amendment (Virginia) dated October 5, 1994.

              27    Financial Data Schedule.

         (b) On February 15, 1995, the Company filed a Form 8-K containing an Employment Contract for Jay S. Pifer.





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





May 12, 1995