Form 10-Q
period 1995-06-30
POTOMAC EDISON CO
filed 1995-08-11
CIK 79731

Page 1 of 14



                               FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549



             Quarterly Report Under Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934




For Quarter Ended June 30, 1995

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

     At August 11, 1995, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                       THE POTOMAC EDISON COMPANY

               Form 10-Q for Quarter Ended June 30, 1995


                                 Index




                                                                Page
                                                                 No.
PART I - FINANCIAL INFORMATION:

Statement of income -
   Three and six months ended June 30, 1995 and 1994               3

Balance sheet -
   June 30, 1995 and December 31, 1994                             4

Statement of cash flows -
   Six months ended June 30, 1995 and 1994                         5

Notes to financial statements                                    6-7

Management's discussion and analysis of financial
   condition and results of operations                          8-13


PART II - OTHER INFORMATION                                       14

                       THE POTOMAC EDISON COMPANY
                          Statement of Income

                                 Three Months Ended   Six Months Ended
                                       June 30            June 30
                                   1995      1994      1995      1994
                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                    $ 63 136  $ 61 423  $156 935  $159 500
  Commercial                       32 566    30 930    69 646    66 910
  Industrial                       50 227    48 609    98 509    94 670
  Nonaffiliated utilities          28 683    24 129    61 138    59 969
  Other, including affiliates       6 794     5 955    13 526    13 645
      Total Operating Revenues    181 406   171 046   399 754   394 694

OPERATING EXPENSES:
  Operation:
    Fuel                           29 399    33 281    65 226    73 101
    Purchased power & exchanges,
      net                          57 632    51 628   121 352   121 821
    Deferred power costs, net       3 260      (679)    7 892    (2 964)
    Other                          23 449    20 879    46 021    41 237
  Maintenance                      14 085    14 669    28 556    29 524
  Depreciation                     17 211    14 910    34 431    29 820
  Taxes other than income taxes    11 366    10 953    23 945    23 947
  Federal & state income taxes      3 547     4 470    15 891    19 923
      Total Operating Expenses    159 949   150 111   343 314   336 409
      Operating Income             21 457    20 935    56 440    58 285

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than
   borrowed funds used during
   construction                       404       605     1 070     1 818
  Other income, net                 3 394     2 070     6 090     4 139
      Total Other Income and
          Deductions                3 798     2 675     7 160     5 957
      Income Before Interest
          Charges                  25 255    23 610    63 600    64 242

INTEREST CHARGES:
  Interest on long-term debt       12 846    10 428    24 818    20 828
  Other interest                      587       549       963       889
  Allowance for borrowed funds
   used during construction          (267)     (427)     (709)   (1 142)
  Total Interest Charges           13 166    10 550    25 072    20 575

Income Before Cumulative Effect
  of Accounting Change             12 089    13 060    38 528    43 667
Cumulative Effect of Accounting
  Change, net                           -         -         -    16 471
      Net Income                 $ 12 089  $ 13 060  $ 38 528  $ 60 138

See accompanying notes to financial statements.

                      THE POTOMAC EDISON COMPANY
                            Balance Sheet


                                                  June 30,  December 31,
                                                    1995       1994
                                                   (Thousands of Dollars)
ASSETS:
  Property, Plant, and Equipment:
    At original cost, including $66,121,000
      and $76,365,000 under construction         $2 013 953  $1 978 396
    Accumulated depreciation                       (703 144)   (673 853)
                                                  1 310 809   1 304 543
  Investments and Other Assets:
    Allegheny Generating Company - common
      stock at equity                               61 177       62 364
    Other                                              996          938
                                                    62 173       63 302
  Current Assets:
    Cash                                            41 693        2 196
    Accounts receivable:
      Electric service, net of $1,545,000 and
       $1,177,000 uncollectible allowance           65 175       68 714
      Affiliated and other                           2 745        2 403
    Notes receivable from affiliates                     -        1 900
    Materials and supplies - at average cost:
      Operating and construction                    30 165       27 800
      Fuel                                          23 826       22 316
    Prepaid taxes                                    6 779       13 168
    Other                                            2 906        5 000
                                                   173 289      143 497
  Deferred Charges:
    Regulatory assets                               95 083       88 758
    Unamortized loss on reacquired debt             19 192        8 344
    Other                                           13 496       21 091
                                                   127 771      118 193

       Total Assets                             $1 674 042   $1 629 535

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                $  447 700   $  447 700
    Other paid-in capital                            2 756        2 724
    Retained earnings                              211 476      207 722
                                                   661 932      658 146
    Preferred stock:
      Not subject to mandatory redemption           16 378       36 378
      Subject to mandatory redemption                    -       25 200
    Long-term debt                                 628 851      604 749
                                                 1 307 161    1 324 473
  Current Liabilities:
    Short-term debt                                 14 750            -
    Long-term debt and preferred stock due
      within one year                               64 157        1 200
    Accounts payable                                20 342       37 126
    Accounts payable to affiliates                  11 547       10 485
    Taxes accrued:
      Federal and state income                       2 045        3 565
      Other                                          9 359       11 874
    Interest accrued                                10 079        9 195
    Customer deposits                                6 449        6 228
    Other                                           14 368       11 171
                                                   153 096       90 844
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                   26 928       28 041
    Deferred income taxes                          155 100      149 299
    Regulatory liabilities                          17 074       16 957
    0ther                                           14 683       19 921
                                                   213 785      214 218
       Total Capitalization and Liabilities     $1 674 042   $1 629 535


See accompanying notes to financial statements.

                        THE POTOMAC EDISON COMPANY
                         Statement of Cash Flows

                                                    Six Months Ended
                                                         June 30
                                                     1995      1994
                                                 (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS:
  Net income                                       $ 38 528   $ 60 138
  Depreciation                                       34 431     29 820
  Deferred investment credit and income
    taxes, net                                        4 611       (544)
  Deferred power costs, net                           7 892     (2 964)
  Unconsolidated subsidiaries' dividends in
    excess of earnings                                1 232      1 130
  Allowance for other than borrowed funds used
    during construction                              (1 070)    (1 818)
  Cumulative effect of accounting change before
    income taxes                                          -    (26 163)
  Changes in certain current assets & liabilities:
    Accounts receivable, net, excluding
     effect of accounting change                      3 197       (164)
    Materials and supplies                           (3 875)    (4 396)
    Accounts payable                                (15 722)    (5 213)
    Taxes accrued                                    (4 035)    11 299
    Interest accrued                                    884        168
  Other, net                                          1 496      4 724
                                                     67 569     66 017
CASH FLOWS FROM INVESTING:
  Construction expenditures                         (41 878)   (62 698)
  Allowance for other than borrowed funds used
    during construction                               1 070      1 818
                                                    (40 808)   (60 880)
CASH FLOWS FROM FINANCING:
  Retirement of preferred stock                        (910)         -
  Issuance of long-term debt                        207 018     75 420
  Retirement of long-term debt                     (175 249)   (16 000)
  Short-term debt, net                               14 750          -
  Notes receivable from affiliates                    1 900    (27 300)
  Dividends on capital stock:
     Preferred stock                                 (2 091)    (2 180)
     Common stock                                   (32 682)   (35 144)
                                                     12 736     (5 204)
NET CHANGE IN CASH AND TEMPORARY CASH
  INVESTMENTS                                        39 497        (67)
Cash and Temporary Cash Investments at January 1      2 196      1 489
Cash and Temporary Cash Investments at June 30     $ 41 693   $  1 422

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)           $ 24 479   $ 20 150
    Income taxes                                     14 139     14 441


See accompanying notes to financial statements.

                       THE POTOMAC EDISON COMPANY
                      Notes to Financial Statements



1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

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

3. Earnings for the 1994 periods have been restated to reflect retroactively the effect of an accounting change adopted as of January 1994 to record unbilled revenues.

4. In June 1995, the Company issued $21 million of 6.15%, 20-year pollution control revenue notes, to refund $21 million of 7.30% Series B pollution control revenue notes due 2008. These notes will be refunded in July 1995 but have been extinguished as of the June 30, 1995, balance sheet because funds have been placed in an irrevocable trust to satisfy the obligation.

    The Company issued $65 million of 7.75% and $80 million of 7.625% 30-year first mortgage bonds in May 1995 to refund $65 million of 9.25% series due 2019 and $80 million of 9.625% series due 2020, respectively. The Company also issued $45.5 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $5 million of $7.00 Series D, $5 million of $8.32 Series F, $10 million of $8.00 Series G, and $25.5 million of $7.16 Series J.

5. Other paid in capital increased $32,000 in the six months ended June 30, 1995, as a result of a gain on reacquired preferred stock.

    The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:


                                   Three Months Ended  Six Months Ended
                                         June 30           June 30
                                      1995     1994      1995     1994
                                           (Thousands of Dollars)

    Electric operating revenues     $22 061  $21 869   $44 157  $44 300
    Operation & maintenance expense   1 571    1 444     3 367    3 277
    Depreciation                      4 224    4 236     8 448    8 472
    Taxes other than income taxes     1 248    1 528     2 547    2 868
    Federal income taxes              3 502    3 408     6 725    6 921
    Interest charges                  4 432    4 487     9 417    8 913
    Other income, net                    (9)      (5)       (9)      (7)
    Net income                      $ 7 093  $ 6 771   $13 662  $13 856


    The Company's share of the equity in earnings above was $2.0 million and $1.9 million for the three months ended June 30, 1995 and 1994, and $3.8 million and $3.9 million for the six months ended June 30, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                 1995                     1994
                            1st         2nd          1st         2nd
                          Quarter     Quarter      Quarter     Quarter

    Number of Shares    22 385 000  22 385 000   22 385 000  22 385 000
    Amount per Share          $.73        $.73         $.78        $.79


    Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                       THE POTOMAC EDISON COMPANY

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


    COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995
         WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


NET INCOME

     Net income for the second quarter of 1995 was $12.1 million compared with $13.1 million for the corresponding 1994 period. For the first six months of 1995, net income was $38.5 million compared with $43.7 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

     The decrease in net income for the second quarter and in income before cumulative effect of accounting change for the first six months of 1995 reflects increases in depreciation, interest and other expenses offset in part by retail rate increases from previously reported rate cases. The first six months also reflects a decrease in kWh sales to retail customers due to mild weather.

SALES AND REVENUES

     Retail kWh sales to commercial and industrial customers in the second quarter increased 1% and 2%, respectively, and to residential customers decreased 2%. In the first six months, retail kWh sales to residential and commercial customers decreased 7% and 2%, respectively, and to industrial customers increased 3%. Milder weather in the second quarter and first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994 resulted in reduced residential kWh sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1995 occurred in almost all industrial groups, the most significant from paper and aluminum customers. The increase in revenues from retail customers resulted from the following:

                                 Change from Prior Periods
                                   Quarter    Six Months
                                   (Millions of Dollars)

     Change in kWh sales            $ 1.6       $(6.0)

     Fuel and energy cost
       adjustment clauses (1)          .2         (.9)

     Rate changes (2):
       Maryland                       4.8        12.0
       West Virginia                   .8         1.8
       Virginia                      (1.9)       (1.6)
                                      3.7        12.2

     Other                            (.5)       (1.3)
                                    $ 5.0       $ 4.0

     (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

     (2) Reflects primarily rate increases on an annual basis of $19.6 million in Maryland effective November 11, 1994 and a $1.5 million annual increase in West Virginia effective November 11, 1994. This is in addition to $1.9 million of Clean Air Act Amendments of 1990 (CAAA) recovery granted effective July 1, 1994 in West Virginia. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expense. See page 11 for further information on the West Virginia rate case.

     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:
                                Three Months Ended   Six Months Ended
                                      June 30            June 30
                                  1995      1994       1995     1994

     KWh sales (in billions):
       From Company generation       -        .1         .1       .2
       From purchased power        1.0        .5        2.0      1.6
                                   1.0        .6        2.1      1.8

     Revenues (in millions):
       From Company generation   $ 1.0     $ 2.8      $ 2.5    $ 6.0
       From sales of purchased
         power                    27.7      21.3       58.6     54.0
                                 $28.7     $24.1      $61.1    $60.0


     Sales from Company generation decreased because of generating unit outages which reduced the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

     Fuel expenses for the second quarter and the first six months of 1995 decreased 12% and 11%, respectively. The decrease in fuel expenses was a result of a 9% decrease in average coal prices in both periods, and a decrease in kWhs generated of 4% in the second quarter and 2% in the first six months. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                 Three Months Ended    Six Months Ended
                                       June 30             June 30
                                   1995      1994       1995      1994
                                          (Millions of Dollars)
     Nonaffiliated transactions:
       Purchased power:
         For resale to other
          utilities               $24.8     $18.7     $ 51.7    $ 47.7
         Other                      5.1       3.1        8.3       7.3
       Power exchanges, net         (.9)      (.8)        .5        .2
     Affiliated transactions:
       AGC capacity charges         7.0       7.3       14.3      14.6
       Other affiliated capacity
         charges                   11.5       9.9       22.4      18.8
       Energy and spinning
         reserve charges           10.1      13.4       24.2      33.2
                                  $57.6     $51.6     $121.4    $121.8

     The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The decrease in energy and spinning reserve charges for the first six months of 1995 was due to a decrease in retail kWh sales. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The primary reason for the increases in purchases for resale to other utilities is described under SALES AND REVENUES above.

     While the Company does not currently purchase generation from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), an agreement has been reached with one facility to commence purchasing generation in 1999. This project may significantly increase the cost of power purchases passed on to customers.

     The increases in other operation expense for the second quarter and six month periods resulted primarily from increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, an increase in research and development expenses due to the timing of payments, and increases in salaries and wages. For the first six months these increases were offset in part by environmental liabilities recorded in the first quarter of 1994.

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

     The increases in depreciation expense for the second quarter and first six months of 1995 resulted from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

     The net decreases of $.9 million and $4.0 million in federal and state income taxes for the second quarter and first six month periods, respectively, resulted primarily from decreases in income before income taxes.

     The combined decreases of $.4 million and $1.2 million in allowance for funds used during construction (AFUDC) for the second quarter and first six month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

     The increase in other income, net for the second quarter and first six month periods was due primarily to income from demand-side management programs and an increase in interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

     Interest on long-term debt increased $2.4 million for the quarter and $4.0 million for the first six months due primarily to the timing of the refinancing of $145 million of first mortgage bonds and $21 million of pollution control revenue notes, interest related to the issuance of $45.5 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.


                     LIQUIDITY AND CAPITAL RESOURCES

     The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 should be read with the following information.

     In March 1995, in response to requests for reconsideration of the rate order to the Company in mid-November 1994, the Public Service Commission of West Virginia (PSC) ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the Company petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%.

     Effective July 1, 1995, following the ENEC review, the PSC reduced the Company's annual base rates by $.5 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995, the Company filed a petition for reconsideration related to the scrubber expenses.

     The Virginia State Corporation Commission on March 9, 1995, issued an order in the Company's rate case which authorized an increase in revenues of about $3 million on an annual basis. The Company had been collecting higher rates, subject to refund, from its Virginia customers since November 1994. A refund of revenues collected in excess of the amount authorized was completed in May 1995, for which adequate reserves had been provided.

     The parties have agreed to settlements, subject to Federal Energy Regulatory Commission (FERC) approval, in the Company's FERC rate case filing for wholesale customers, which resulted in an increase in annual revenues under three-year contracts of about $2.3 million effective on June 25, 1995.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

     As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,343 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 813 cases by one or more plaintiffs, including 815 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

     In March 1995, the FERC published a Notice of Proposed Rulemaking
(NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC.

     On May 11, 1995, at the annual meeting of stockholders, the System announced that it was proceeding with a functional reorganization. As a result of the reorganization and consolidation efforts currently underway, staff reductions with possible future layoffs appear to be inevitable.

                       THE POTOMAC EDISON COMPANY
                 Part II--Other Information to Form 10-Q
                     for Quarter Ended June 30, 1995



ITEM 1.  LEGAL PROCEEDINGS

         Two previously reported complaints which had been filed with the PSC by developers of cogeneration projects in Marshall and Barbour Counties, West Virginia have been dismissed by the PSC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27  Financial Data Schedule.

     (b) On May 12, 1995, the Company filed a report on Form 8-K including an exhibit consisting of a supplemental indenture dated as of May 1, 1995.

         On May 17, 1995, the Company filed a report on Form 8-K including an exhibit consisting of a supplemental indenture dated as of May 1, 1995.

         On June 30, 1995, the Company filed a report on Form 8-K including an exhibit consisting of an indenture dated as of May 31, 1995.



                                Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE POTOMAC EDISON COMPANY

                                          THOMAS J. KLOC
                                    __________________________
                                          Thomas J. Kloc
                                           Controller
                                    (Chief Accounting Officer)





August 11, 1995