Form 10-Q
period 1995-09-30
POTOMAC EDISON CO
filed 1995-11-09
CIK 79731

Page 1 of 16




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995


Commission File Number 1-3376-2





                               THE POTOMAC EDISON COMPANY
                 (Exact name of registrant as specified in its charter)




  Maryland and Virginia                                  13-5323955
(States of Incorporation)                   (I.R.S. Employer Identification No.)


                 10435 Downsville Pike, Hagerstown, Maryland  21740-1766
                             Telephone Number - 301-790-3400





         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At November 9, 1995, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               THE POTOMAC EDISON COMPANY

                     Form 10-Q for Quarter Ended September 30, 1995



                                          Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1995 and 1994                                           3


  Balance sheet - September 30, 1995
    and December 31, 1994                                                 4


  Statement of cash flows - Nine months ended
    September 30, 1995 and 1994                                           5


  Notes to financial statements                                          6-8


  Management's discussion and analysis of financial
    condition and results of operations                                  9-14



PART II--OTHER INFORMATION                                              15-16


                                                           - 3 -

                                                THE POTOMAC EDISON COMPANY
                                                   Statement of Income



                                                        Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                       1995          1994             1995         1994
                                                                   (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                  $   74,986    $   65,199       $  231,921   $  224,699
      Commercial                                       38,027        34,783          107,673      101,693
      Industrial                                       50,211        48,745          148,720      143,415
      Nonaffiliated utilities                          33,084        24,477           94,222       84,446
      Other, including affiliates                       8,741         5,911           22,267       19,556
           Total Operating Revenues                   205,049       179,115          604,803      573,809


    OPERATING EXPENSES:
      Operation:
       Fuel                                            36,887        36,793          102,113      109,894
       Purchased power and exchanges, net              58,327        49,243          179,679      171,064
       Deferred power costs, net                        4,245           832           12,137       (2,132)
       Restructuring charge                             3,956         -                3,956        -
       Other                                           22,516        22,295           68,537       63,532
      Maintenance                                      14,841        14,856           43,397       44,380
      Depreciation                                     17,276        14,782           51,707       44,602
      Taxes other than income taxes                    12,130        11,668           36,075       35,615
      Federal and state income taxes                    8,101         5,538           23,992       25,461
           Total Operating Expenses                   178,279       156,007          521,593      492,416
           Operating Income                            26,770        23,108           83,210       81,393

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                          (406)          833              664        2,651
      Other income, net                                 3,295         2,874            9,385        7,013
           Total Other Income and Deductions            2,889         3,707           10,049        9,664

           Income Before Interest Charges              29,659        26,815           93,259       91,057

    INTEREST CHARGES:
      Interest on long-term debt                       12,119        11,907           36,937       32,735
      Other interest                                      543           403            1,506        1,292
      Allowance for borrowed funds used during
       construction                                       270          (523)            (439)      (1,665)

           Total Interest Charges                      12,932        11,787           38,004       32,362

    Income Before Cumulative Effect of
      Accounting Change                                16,727        15,028           55,255       58,695
    Cumulative Effect of Accounting Change, Net         -             -                -           16,471

    NET INCOME                                     $   16,727    $   15,028       $   55,255   $   75,166

    See accompanying notes to financial statements.

                                                    - 4 -

                                          THE POTOMAC EDISON COMPANY
                                                Balance Sheet



                                                                   September 30              December 31
                                                                      1995                       1994
    ASSETS:                                                                (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $46,346,000
           and $76,365,000 under construction                     $ 2,029,803               $  1,978,396
         Accumulated depreciation                                    (717,610)                  (673,853)
                                                                    1,312,193                  1,304,543
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity         60,621                     62,364
         Other                                                            929                        938
                                                                       61,550                     63,302
      Current Assets:
         Cash and temporary cash investments                            4,101                      2,196
         Accounts receivable:
            Electric service, net of $1,419,000 and $1,175,000
               uncollectible allowance                                 73,389                     68,714
            Affiliated and other                                        3,217                      2,403
            Notes receivable from affiliates                            -                          1,900
         Materials and supplies--at average cost:
            Operating and construction                                 29,722                     27,800
            Fuel                                                       17,929                     22,316
         Prepaid taxes                                                 13,149                     13,168
         Other                                                          5,338                      5,000
                                                                      146,845                    143,497
      Deferred Charges:
         Regulatory assets                                             97,381                     88,758
         Unamortized loss on reacquired debt                           19,155                      8,344
         Other                                                         12,825                     21,091
                                                                      129,361                    118,193

                Total Assets                                      $ 1,649,949               $  1,629,535

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                             $   447,700               $    447,700
         Other paid-in capital                                          2,690                      2,724
         Retained earnings                                            210,179                    207,722
                                                                      660,569                    658,146
         Preferred stock:
           Not subject to mandatory redemption                         16,378                     36,378
           Subject to mandatory redemption                              -                         25,200
         Long-term debt                                               628,761                    604,749
                                                                    1,305,708                  1,324,473
      Current Liabilities:
         Short-term debt                                                5,500                     -
         Long-term debt and preferred stock
            due within one year                                        18,700                      1,200
         Accounts payable                                              23,722                     37,126
         Accounts payable to affiliates                                13,842                     10,485
         Taxes accrued:
            Federal and state income                                    9,081                      3,565
            Other                                                      16,696                     11,874
         Interest accrued                                              14,870                      9,195
         Other                                                         25,182                     17,399
                                                                      127,593                     90,844
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 26,372                     28,041
         Deferred income taxes                                        157,650                    149,299
         Regulatory liabilities                                        16,143                     16,957
         Other                                                         16,483                     19,921
                                                                      216,648                    214,218

                Total Capitalization and Liabilities              $ 1,649,949               $  1,629,535


      See accompanying notes to financial statements.

                                                 - 5 -


                                     THE POTOMAC EDISON COMPANY
                                     Statement of Cash Flows


                                                                                 Nine Months Ended
                                                                                    September 30
                                                                           1995                   1994
                                                                              (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                    $    55,255            $   75,166
         Depreciation                                                       51,707                44,602
         Deferred investment credit and income taxes, net                    3,665                (3,000)
         Deferred power costs, net                                          12,137                (2,132)
         Unconsolidated subsidiaries' dividends in excess of earnings        1,809                 1,652
         Allowance for other than borrowed funds used
             during construction                                              (664)               (2,651)
         Cumulative effect of accounting change before income taxes          -                   (26,163)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net, excluding cumulative
                   effect of accounting change                              (5,489)               10,988
                Materials and supplies                                       2,465                (3,939)
                Accounts payable                                           (10,047)              (10,206)
                Taxes accrued                                               10,338                18,093
                Interest accrued                                             5,675                 5,007
         Other, net                                                         (4,498)                  749
                                                                           122,353               108,166
    CASH FLOWS FROM INVESTING:
         Construction expenditures                                         (61,060)              (99,036)
         Allowance for other than borrowed funds used
            during construction                                                664                 2,651
                                                                           (60,396)              (96,385)
    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                     (48,396)               (1,190)
         Issuance of long-term debt                                        207,018                86,877
         Retirement of long-term debt                                     (175,249)              (16,000)
         Short-term debt, net                                                5,500                 -
         Notes receivable from affiliates                                    1,900               (29,100)
         Dividends on capital stock:
            Preferred stock                                                 (2,250)               (3,256)
            Common stock                                                   (48,575)              (49,023)
                                                                           (60,052)              (11,692)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        1,905                    89
    Cash and Temporary Cash Investments at January 1                         2,196                 1,489
    Cash and Temporary Cash Investments at September 30                $     4,101            $    1,578


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $    32,129            $   26,749
             Income taxes                                                   16,764                22,174



    See accompanying notes to financial statements.

                         THE POTOMAC EDISON COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


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


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. A workforce reduction will occur as departments are subjected to the process.

           The restructuring efforts completed to date, primarily for the Bulk Power Supply Department of the affiliated Allegheny Power Service Corporation, will result in a workforce reduction of approximately 210 employees, who will be offered an option of immediate resignation under a Voluntary Separation Program
           (VSP) or to remain employed subject to involuntary separation (layoff) after one year, if during that year they have not found other employment within the System. The VSP consists of enhanced severance benefits and other incentives. In connection with this workforce reduction, the Company recorded, in the third quarter of 1995, a $4.0 million restructuring charge for the estimated liabilities incurred to date. The restructuring charge, net of income taxes, reduced third quarter net income by about $2.5 million. Additional separation costs for these employees will be recorded in 1996 depending upon those employees who elect early separation under the VSP.

           Additional restructuring costs will be incurred as the restructuring process is completed by other departments, and additional workforce reductions are identified. The costs associated with any additional workforce reductions cannot be estimated at this time. It is expected that the costs associated with the restructuring program will be recovered through cost savings in less than two years.


5. In June 1995, the Company issued $21 million of 6.15%, 20-year pollution control revenue notes, to refund $21 million of 7.30% Series B pollution control revenue notes due 2008.

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


6. Other paid-in capital decreased $34,000 in the nine months ended September 30, 1995, as a result of losses on reacquired preferred stock.


7. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                           Three Months Ended             Nine Months Ended
                                                              September 30                   September 30
                                                            1995             1994          1995            1994
                                                                    (Thousands of Dollars)

Electric operating revenues                               $21,573         $22,337        $65,730        $66,637

Operation & maintenance expense                             1,324           1,653          4,691          4,930
Depreciation                                                4,274           4,236         12,722         12,708
Taxes other than income taxes                               1,221           1,399          3,768          4,267
Federal income taxes                                        3,410           3,498         10,135         10,419
Interest charges                                            4,385           4,467         13,802         13,380
Other income, net                                              (5)             (3)           (14)           (10)
           Net income                                     $ 6,964         $ 7,087        $20,626        $20,943

           The Company's share of the equity in earnings above was $1.9 million and $2.0 million for each of the three months ended September 30, 1995 and 1994, and $5.8 million and $5.9 million for the nine months ended September 30, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

8. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                     1995                                   1994
                                             Number             Amount             Number              Amount
                                           of Shares          Per Share           of Shares          Per Share

           First Quarter                  22,385,000             $.73            22,385,000             $.78
           Second Quarter                 22,385,000             $.73            22,385,000             $.79
           Third Quarter                  22,385,000             $.71            22,385,000             $.62

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                         THE POTOMAC EDISON COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


NET INCOME

                   Net income for the third quarter of 1995 was $16.7 million, after reflecting a restructuring charge net of taxes described below of about $2.5 million, compared with $15.0 million for the corresponding 1994 period. For the first nine months of 1995, net income was $55.3 million, reflecting the restructuring charge, compared with $58.7 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                   The restructuring charge reflects an estimate of the liabilities incurred to date for separation costs of announced staff reductions in connection with ongoing reorganization and reengineering efforts (see Note 4 to Financial Statements). Net income for the third quarter and income before the cumulative effect of accounting change for the first nine months of 1995 reflect increased retail revenues resulting from greater kilowatthour (kWh) sales to retail customers as described below and from previously reported rate increases. The increased retail revenues in the first nine months of 1995 were more than offset by increases in depreciation, interest, and other expenses.


SALES AND REVENUES

                   Retail kWh sales to residential, commercial, and industrial customers increased 13%, 8%, and 3%, respectively, in the third quarter. In the first nine months, retail kWh sales to commercial and industrial customers increased 1% and 3%, respectively, and to residential customers decreased 1%. The change in kWh sales to residential customers was primarily due to variances in weather-related sales. Extremely hot summer weather resulted in cooling degree days in the third quarter 15% above normal and 37% above the moderate temperatures in the third quarter of 1994. These increases in the third quarter were offset by milder weather in the first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in commercial sales reflects growth in the number of customers for the third quarter and first nine months, as well as increased usage during the third quarter. The increase in kWh sales to industrial customers occurred in almost all industrial groups, the most significant from paper and aluminum customers.

                   The increase in revenues from retail customers resulted from the following:

                                                                             Change from Prior Periods
                                                                             Quarter       Nine Months
                                                                                (Millions of Dollars)

Increased kWh sales                                                           $13.0           $  7.0
Fuel and energy cost adjustment clauses (1)                                      .5              (.5)
Rate changes (2):
  Maryland                                                                      3.7             15.7
  West Virginia                                                                  .3              2.1
  Virginia                                                                     (1.9)            (3.5)
                                                                                2.1             14.3
Other                                                                          (1.1)            (2.3)
                                                                              $14.5            $18.5

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

(2) Reflects primarily rate increases on an annual basis of $19.6 million in Maryland effective November 11, 1994 and a $1.5 million annual increase in West Virginia effective November 11, 1994. These rate increases include recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA), and other increasing levels of expense. See page 13 for further information on the West Virginia rate case.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                              1995           1994           1995           1994
KWh sales (in billions):
  From Company generation                                       .1             .1             .2             .3
  From purchased power                                         1.1             .5            3.1            2.2
                                                               1.2             .6            3.3            2.5

Revenues (in millions):
  From Company generation                                    $ 1.5          $ 1.7          $ 4.1          $ 7.6
  From sales of purchased power                               31.6           22.8           90.1           76.8
                                                             $33.1          $24.5          $94.2          $84.4


                   Sales from Company generation in the first nine months decreased because of growth of kWh sales to retail customers which reduces the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. About 95% of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on net income.

                   The increase in other revenue in the third quarter and the nine month periods resulted primarily from increased transmission service revenues and revenue reductions in the 1994 periods for provisions recorded for rate refunds which are no longer subject to refund.


OPERATING EXPENSES

                   Fuel expenses for the third quarter and first nine months of 1995 reflect a 9% decrease in average coal prices. This decrease in the third quarter was offset by an 8% increase in kWh generated. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                             1995            1994            1995          1994
                                                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                           $28.8            $20.3           $ 80.5        $ 68.0
    Other                                                     2.2              2.6             10.5          10.0
  Power exchanges, net                                       (1.0)             (.9)             (.5)          (.7)
Affiliated transactions:
  AGC capacity charges                                        6.9              7.2             21.2          21.8
  Other affiliated capacity charges                          11.5              9.5             33.9          28.3
  Energy and spinning reserve charges                         9.9             10.5             34.1          43.7
                                                            $58.3            $49.2           $179.7        $171.1

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

                   The increase in other operation expense, excluding the restructuring charge which is discussed on pages 6 and 7, for the nine month period resulted primarily from increases in salaries and wages and employee benefits, and increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994. This increase was offset in part by environmental liabilities recorded in the first quarter of 1994.

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

                   The increases in depreciation expense for the third quarter and first nine months of 1995 resulted from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, offset in part by a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994.

                   The net increase of $2.6 million in federal and state income taxes for the third quarter resulted primarily from an increase in income before taxes. The net decrease of $1.5 million for the first nine months resulted primarily from a decrease in income before taxes.

                   The combined decreases of $2.0 million and $3.2 million in allowance for funds used during construction (AFUDC) for the third quarter and the first nine month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA as well as an adjustment of $1.4 million due to a revised in-service date.

                   The increase in other income, net for the third quarter and first nine month periods was due primarily to income from demand-side management programs and in the nine-month period also from an increase in interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                   Interest on long-term debt increased $4.2 million for the first nine months due primarily to the timing of the refinancing of $145 million of first mortgage bonds and $21 million of pollution control revenue notes, interest related to the issuance of $45.5 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                   In March 1995, in response to requests for reconsideration of the rate order in West Virginia in mid-November 1994, the Public Service Commission of West Virginia (PSC) ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the Company petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%. Effective July 1, 1995, following the ENEC review, the PSC reduced the Company's annual base rates by $.5 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995 the Company filed a petition for reconsideration related to the scrubber expenses. This petition was rejected by the PSC in August 1995.

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

                   The parties have agreed to settlements in the Company's Federal Energy Regulatory Commission (FERC) rate case filing for wholesale customers, which resulted in an increase in annual revenues under three-year contracts of about $2.3 million effective on June 25, 1995.

                   In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,626 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 2,375 cases by one or more plaintiffs, including 2,660 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                   In March 1995, the FERC published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC. The Company has filed open access transmission tariffs with the FERC that generally are consistent with this NOPR.

                         THE POTOMAC EDISON COMPANY

                  Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1995


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

           1.     (a)    Date and Kind of Meeting:

                               None

                  (b)    Election of Directors:

                               None

                  (c)    Other Matters Voted Upon:

                         By Waiver of Notice and Consent dated September 14, 1995 and October 23, 1995, the holder of all 22,385,000 outstanding shares of the Common Stock of the Corporation waived notice and the holding of a stockholder's meeting and consented to the amendment of the Charter of the Corporation as set forth in Articles of Amendment dated October 20, 1995 and October 23, 1995, which reclassified four series of preferred stock as authorized but unissued.


ITEM 5.    OTHER INFORMATION

                  On September 6, 1995, MidAtlantic Energy, the developer of the now defunct Marshall County PURPA project, filed a civil action against the Company, Monongahela Power Company, Allegheny Power System, Inc., and its former development partner Babcock & Wilcox, alleging that actions taken by the defendants made it impossible for the company to continue with its 230-megawatt cogeneration project and other projects contemplated with Babcock & Wilcox. The Company is unable to predict the outcome of this proceeding.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits:

                   (3)  (i)     Agreement and Articles of Merger, dated as
                                of May 31, 1974, as amended, including
                                amendments filed October 20 and October
                                23, 1995, amending Article VI of the
                                Charter to delete reference to four (4)
                                series of redeemed Cumulative Preferred
                                Stock and to reclassify the redeemed stock as authorized but unissued stock.

                        (ii)    By-laws of the Company, as amended
                                September 7, 1995, reflecting a change in the number of permitted directors.

                  (27)   Financial Data Schedule

           (b)    Reports on Form 8-K:

                        No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1995.





                                  Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE POTOMAC EDISON COMPANY


                                                     THOMAS J. KLOC
                                                     Thomas J. Kloc
                                                       Controller
                                                (Chief Accounting Officer)





November 9, 1995