Form 10-Q
period 1996-03-31
POTOMAC EDISON CO
filed 1996-05-15
CIK 79731

Page 1 of 14




                                                       FORM 10-Q



                                          SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C.  20549





                                      Quarterly Report under Section 13 or 15(d)
                                        of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996


Commission File Number 1-3376-2





                                    THE POTOMAC EDISON COMPANY
                      (Exact name of registrant as specified in its charter)




  Maryland and Virginia                                  13-5323955
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                        10435 Downsville Pike, Hagerstown, Maryland  21740-1766
                                    Telephone Number - 301-790-3400





           The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           At May 15, 1996, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                              THE POTOMAC EDISON COMPANY

                                      Form 10-Q for Quarter Ended March 31, 1996



                                                         Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1996 and 1995                                                3


  Balance sheet - March 31, 1996
    and December 31, 1995                                                  4


  Statement of cash flows - Three months ended
    March 31, 1996 and 1995                                                5


  Notes to financial statements                                            6-8


  Management's discussion and analysis of financial
    condition and results of operations                                    9-12



PART II--OTHER INFORMATION                                                 13-14


                                         THE POTOMAC EDISON COMPANY
                                              Statement of Income



                                                                          Three Months Ended
                                                                             March 31
                                                                          1996**             1995
                                                                          (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                                     $  107,311         $ 93,799
       Commercial                                                          38,823           37,080
       Industrial                                                          46,985           48,282
       Wholesale and other, including affiliates                            9,921            6,455 *
       Bulk power transactions, net                                         5,888            5,148 *
         Total Operating Revenues                                         208,928          190,764


    OPERATING EXPENSES:
      Operation:
       Fuel                                                                36,306           35,827
       Purchased power and exchanges                                       39,077           36,137 *
       Deferred power costs, net                                            4,412            4,632
       Other                                                               41,712           22,571
      Maintenance                                                          15,216           14,471
      Depreciation                                                         17,748           17,220
      Taxes other than income taxes                                        12,150           12,579
      Federal and state income taxes                                       10,642           12,344
              Total Operating Expenses                                    177,263          155,781
              Operating Income                                             31,665           34,983

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                               264              666
      Other income, net                                                     2,862            2,696
              Total Other Income and Deductions                             3,126            3,362

              Income Before Interest Charges                               34,791           38,345

    INTEREST CHARGES:
      Interest on long-term debt                                           12,155           11,972
      Other interest                                                          664              376
      Allowance for borrowed funds used during
       construction                                                          (182)            (442)

              Total Interest Charges                                       12,637           11,906


    NET INCOME                                                         $   22,154         $ 26,439

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The 1996 period includes restructuring charges of $12.7 million, net of taxes.
      See Note 4 on page 6.

    See accompanying notes to financial statements.

                                                                 - 4 -

                                                       THE POTOMAC EDISON COMPANY
                                                            Balance Sheet



                                                                    March 31,                   December 31,
                                                                      1996                          1995
    ASSETS:                                                                    (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $42,884,000
           and $49,987,000 under construction                       $2,064,169                    $2,050,835
         Accumulated depreciation                                     (746,012)                     (729,653)
                                                                     1,318,157                     1,321,182
      Investments:
         Allegheny Generating Company - common stock at equity          59,262                        59,963
         Other                                                             792                           868
                                                                        60,054                        60,831
      Current Assets:
         Cash                                                            2,937                         2,953
         Accounts receivable:
            Electric service, net of $1,560,000 and $1,344,000
               uncollectible allowance                                 106,499                        93,250
            Affiliated and other                                         2,415                         2,917
            Notes receivable from affiliates                            13,150                             0
         Materials and supplies--at average cost:
            Operating and construction                                  25,730                        26,414
            Fuel                                                        20,239                        19,148
         Prepaid taxes                                                  12,038                        13,748
         Other                                                           8,268                         3,158
                                                                       191,276                       161,588
      Deferred Charges:
         Regulatory assets                                              80,673                        80,693
         Unamortized loss on reacquired debt                            18,697                        18,926
         Other                                                          11,323                        11,224
                                                                       110,693                       110,843

                Total Assets                                        $1,680,180                    $1,654,444

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                 $447,700                      $447,700
         Other paid-in capital                                           2,690                         2,690
         Retained earnings                                             222,461                       216,852
                                                                       672,851                       667,242
         Preferred stock                                                16,378                        16,378
         Long-term debt and QUIDS                                      628,146                       628,854
                                                                     1,317,375                     1,312,474

      Current Liabilities:
         Short-term debt                                                -                             21,637
         Long-term debt due within one year                             18,800                        18,700
         Accounts payable                                               22,481                        28,931
         Accounts payable to affiliates                                 15,396                        15,608
         Taxes accrued:
            Federal and state income                                    20,336                         3,293
            Other                                                       13,968                        12,603
         Interest accrued                                               14,860                         9,638
         Restructuring liabilities                                      12,948                         4,251
         Other                                                          17,281                        14,791
                                                                       136,070                       129,452
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                  25,268                        25,816
         Deferred income taxes                                         156,875                       155,432
         Regulatory liabilities                                         14,966                        15,255
         Restructuring liabilities                                       7,026                        -
         Other                                                          22,600                        16,015
                                                                       226,735                       212,518

                Total Capitalization and Liabilities                $1,680,180                    $1,654,444


      See accompanying notes to financial statements.

                                                     - 5 -


                                          THE POTOMAC EDISON COMPANY
                                            Statement of Cash Flows


                                                                             Three Months Ended
                                                                                 March 31
                                                                           1996                1995
                                                                            (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                       $22,154             $26,439
         Depreciation                                                      17,748              17,220
         Deferred investment credit and income taxes, net                  (5,687)                826
         Deferred power costs, net                                          4,412               4,632
         Unconsolidated subsidiaries' dividends in excess of earnings         723                 690
         Allowance for other than borrowed funds used
             during construction                                             (264)               (666)
         Restructuring charges                                             19,417               -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                  (12,747)             (7,374)
                Materials and supplies                                       (407)             (3,714)
                Accounts payable                                           (6,662)             (9,081)
                Taxes accrued                                              18,408              15,038
                Interest accrued                                            5,222               4,409
         Other, net                                                         5,214              (2,279)
                                                                           67,531              46,140
    CASH FLOWS FROM INVESTING:
         Construction expenditures                                        (15,779)            (20,262)
         Allowance for other than borrowed funds used
            during construction                                               264                 666
                                                                          (15,515)            (19,596)

    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                      -                    (910)
         Retirement of long-term debt                                        (700)              -
         Short-term debt, net                                             (21,637)              -
         Notes receivable from affiliates                                 (13,150)             (8,500)
         Dividends on capital stock:
            Preferred stock                                                  (204)             (1,068)
            Common stock                                                  (16,341)            (16,341)
                                                                          (52,032)            (26,819)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                         (16)               (275)
    Cash and Temporary Cash Investments at January 1                        2,953               2,196
    Cash and Temporary Cash Investments at March 31                    $    2,937          $    1,921


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                          $6,985              $7,586
             Income taxes                                                   -                   -



    See accompanying notes to financial statements.

                      THE POTOMAC EDISON COMPANY

                     Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


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


3. Effective in 1996 the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities, and reclassified prior year's bulk power revenues and operation expenses to achieve a consistent presentation.
           In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new Federal Energy Regulatory Commission requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $14.6 million and $27.6 million for the three months ended March 31, 1996 and 1995, respectively, with no change in operating income or net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. On March 12, 1996, the Company and its affiliates announced additional restructuring plans which include consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As a consequence of this process, an additional work force reduction of approximately 1,000 System employees will occur. It is expected that approximately 50% of the positions will be eliminated by July 1996 with the remaining positions eliminated by 1998. Reductions will be accomplished through an enhanced separation plan, attrition, and, in the union workforce, pursuant to appropriate contract.

           Additional restructuring charges which reflect estimated liabilities for severance and other employee termination costs are estimated to be about $30 million ($20 million after tax) of which $20.1 million ($12.7 million after tax) was recorded in the first quarter of 1996. The remaining charges will be recorded later, primarily in the third quarter of 1996, as required by applicable accounting rules. A summary of restructuring liabilities is provided below:

                                                                            First Quarter 1996
                                                                         (Millions of Dollars)

                Restructuring liability (before tax):
                  Balance at beginning of quarter                                  $ 4.3
                    Add first quarter accrual                                       20.1
                    Less benefit plans curtailment
                      liabilities                                                   (3.7)*
                    Less first quarter payments                                      (.7)
                  Balance at end of quarter                                        $20.0

                *Primarily recorded in other deferred credits.

5. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                                            Three Months Ended

                                                                          March 31
                                                                            1996              1995
                                                                          (Thousands of Dollars)

                Electric operating revenues                               $20,909           $22,096

                Operation and maintenance expense                           1,119             1,796
                Depreciation                                                4,290             4,224
                Taxes other than income taxes                               1,210             1,299
                Federal income taxes                                        3,344             3,223
                Interest charges                                            4,228             4,985
                Other income, net                                              (3)              -
                    Net income                                            $ 6,721           $ 6,569

           The Company's share of the equity in earnings above was $1.9 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively, and was included in other income, net, on the Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                            Three Months Ended
                                                                                 March 31
                                                                            1996               1995

                Number of Shares                                        22,385,000         22,385,000
                Amount per Share                                            $.73               $.73

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                     THE POTOMAC EDISON COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


    COMPARISON OF FIRST QUARTER OF 1996 WITH FIRST QUARTER OF 1995


Review of Operations

NET INCOME

                  Net income for the first quarter of 1996 was $22.2 million, after reflecting a restructuring charge net of taxes of $12.7 million, compared with $26.4 million for the corresponding 1995 period. The restructuring charge reflects estimated liabilities for severance and other employee termination costs incurred to date for continuing restructuring activities which commenced during the last half of 1995.
The 32% increase in earnings, excluding the restructuring charge, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                  Retail kilowatt-hour (kWh) sales to residential and commercial customers increased 18% and 9%, respectively, and sales to industrial customers remained about the same. The increase in kWh sales to residential customers was primarily due to an increase in weather-related sales. Colder temperatures in the first quarter of 1996 as compared to milder first quarter 1995 weather, resulted in heating degree days 13% above normal and 15% above the 1995 first quarter. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in revenues from retail customers resulted from the following:

                                                                            Change from Prior Period
                                                                             (Millions of Dollars)

            Increased kWh sales                                                           $15.2
            Fuel and energy cost adjustment clauses*                                         .3
            Rate changes                                                                    (.7)
            Other                                                                           (.8)
                                                                                          $14.0

   * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


                  The increase in wholesale and other revenues reflects increased revenues from wholesale customers due to a rate increase effective in June 1995, increased weather-related sales, and load additions to the wholesale customers' systems.

                  KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                                            Three Months Ended
                                                                                 March 31
                                                                            1996               1995*

            KWh deliveries (in billions):
              From transmission services                                     1.7                1.1
              From sale of Company generation                                 -                  .1
                                                                             1.7                1.2

            Revenues (in millions):
              From transmission services                                    $4.7               $3.5
              From sales of Company generation                               1.2                1.6
                                                                            $5.9               $5.1

                  Increased transmission services resulted primarily from increased demand from power marketers. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers and have little effect on net income.


OPERATING EXPENSES

                  Fuel expenses increased 1%, the net result of a 5% increase related to kWh generated and a 4% decrease in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

                  "Purchased power and exchanges" represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                            Three Months Ended
                                                                                 March 31
                                                                            1996               1995*
                                                                             (Millions of Dollars)
            Nonaffiliated transactions:
              Purchased power                                              $ 4.3             $ 3.2
              Power exchanges                                                1.3                .7
            Affiliated transactions:
              AGC capacity charges                                           6.7               7.2
              Other affiliated capacity charges                             12.2              10.9
              Energy and spinning reserve charges                           14.6              14.1
                                                                           $39.1             $36.1


   * Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Financial
     Statements for further information.

                  Purchased power increased because of increased sales to retail customers and the availability of more economic energy. The increase in energy and spinning reserve charges was due to an increase in retail kWh sales. The cost of purchased power, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income.

                  While the Company does not currently purchase generation from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), it will be required to do so in 1999 because of a PURPA facility which is then scheduled to commence operations. This project may significantly increase the cost of power purchases passed on to customers.

                  The increase in other operation expense resulted primarily from restructuring charges which are discussed in Note 4 to the Financial Statements.

                  Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

                  Depreciation expense increases resulted from additions to electric plant.

                  The net decrease of $1.7 million in federal and state income taxes resulted primarily from a decrease in income before taxes.

                  The combined decrease of $.7 million in allowance for funds used during construction (AFUDC) reflects a decrease in capital expenditures.


Financial Condition and Requirements

                  The Company's discussion on Financial Condition and Requirements and Changes in the Electric Utility Industry in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

                  In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                  The final rules on open transmission access were released by the Federal Energy Regulatory Commission (FERC) on April 24 and the Company is in the process of reviewing the document. The first rule, Order No. 888, requires utilities with transmission capacity to file open access tariffs that offer to others transmission service that is comparable to service they provide themselves. In addition, utilities must apply the same tariffs offered to others to their own wholesale energy sales and purchases. The Company has had an open access transmission tariff on file with the FERC since December 1995. The Order also provides for full recovery of stranded costs-- those costs that were prudently incurred to serve power customers and that could go unrecovered if those customers use open access to move to another supplier.

                  Order No. 889, which is also included in the rules, requires utilities to establish electronic systems to share information about available transmission capacity for wholesale transactions.

                  The FERC also proposed that each public utility would replace the network and point-to-point tariffs in the open access rule with a single capacity reservation tariff by the end of 1997.

                      THE POTOMAC EDISON COMPANY

               Part II - Other Information to Form 10-Q
                   for Quarter Ended March 31, 1996


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

            1.   (a)    Date and Kind of Meeting:

                        The annual meeting of shareholders was held at Hagerstown, Maryland, on April 24, 1996. No proxies were solicited.

                 (b)    Election of Directors:

                        The holder of all 22,385,000 shares of common stock voted to elect the following Directors at this meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                          Eleanor Baum                     Alan J. Noia
                          William L. Bennett               Jay S. Pifer
                          Klaus Bergman                    Steven H. Rice
                          Wendell F. Holland               Gunnar E. Sarsten
                          Phillip E. Lint                  Peter L. Shea
                          Edward H. Malone                 Peter J. Skrgic
                          Frank A. Metz, Jr.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)   Financial Data Schedule

           (b) On March 13, 1996, the Company filed a Form 8-K for the restructuring of its organization.

                  On April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.

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


May 15, 1996