Form 10-Q
period 1996-06-30
POTOMAC EDISON CO
filed 1996-08-13
CIK 79731

Page 1 of 13




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996


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

         At August 13, 1996, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               THE POTOMAC EDISON COMPANY

                        Form 10-Q for Quarter Ended June 30, 1996



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1996 and 1995                                                 3


  Balance sheet - June 30, 1996
    and December 31, 1995                                                  4


  Statement of cash flows - Six months ended
    June 30, 1996 and 1995                                                 5


  Notes to financial statements                                          6-8


  Management's discussion and analysis of financial
    condition and results of operations                                 9-12



PART II--OTHER INFORMATION                                                13


                                                         - 3 -

                                             THE POTOMAC EDISON COMPANY
                                                   Statement of Income



                                                      Three Months Ended                  Six Months Ended
                                                         June 30                              June 30
                                                      1996**          1995             1996**            1995
                                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                 $    68,975    $    63,136       $  176,286       $  156,935
       Commercial                                       33,836         32,566           72,659           69,646
       Industrial                                       49,045         50,227           96,030           98,509
       Wholesale and other, including affiliates*        8,457          6,563           18,378           13,018
       Bulk power transactions, net*                     7,678          4,848           13,566            9,996
         Total Operating Revenues                      167,991        157,340          376,919          348,104


    OPERATING EXPENSES:
      Operation:
       Fuel                                             34,452         29,399           70,758           65,226
       Purchased power and exchanges*                   32,010         33,564           71,087           69,701
       Deferred power costs, net                         2,272          3,260            6,684            7,892
       Other                                            17,071         23,451           58,783           46,022
      Maintenance                                       13,217         14,085           28,433           28,556
      Depreciation                                      17,663         17,211           35,411           34,431
      Taxes other than income taxes                     11,170         11,366           23,320           23,945
      Federal and state income taxes                     9,902          3,547           20,544           15,891
              Total Operating Expenses                 137,757        135,883          315,020          291,664
              Operating Income                          30,234         21,457           61,899           56,440

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                            247            404              511            1,070
      Other income, net                                  2,845          3,394            5,707            6,090
              Total Other Income and Deductions          3,092          3,798            6,218            7,160

              Income Before Interest Charges            33,326         25,255           68,117           63,600

    INTEREST CHARGES:
      Interest on long-term debt                        12,010         12,846           24,165           24,818
      Other interest                                       512            587            1,176              963
      Allowance for borrowed funds used during
       construction                                       (276)          (267)            (458)            (709)

              Total Interest Charges                    12,246         13,166           24,883           25,072


    NET INCOME                                     $    21,080    $    12,089       $   43,234       $   38,528

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    ** The three and six month 1996 periods include a credit of $3.9 million and a charge of $16.3 million, respectively for restructuring.  See Note 4 on page 6.

    See accompanying notes to financial statements.

                                                   - 4 -

                                          THE POTOMAC EDISON COMPANY
                                                  Balance Sheet



                                                                       June 30,                    December 31,
                                                                         1996                          1995
    ASSETS:                                                                       (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $47,004,000
           and $49,987,000 under construction                          $2,079,519                    $2,050,835
         Accumulated depreciation                                        (762,080)                     (729,653)
                                                                        1,317,439                     1,321,182
      Investments:
         Allegheny Generating Company - common stock at equity             58,804                        59,963
         Other                                                                737                           868
                                                                           59,541                        60,831
      Current Assets:
         Cash                                                               2,600                         2,953
         Accounts receivable:
            Electric service, net of $1,462,000 and $1,344,000
               uncollectible allowance                                     91,550                        93,250
            Affiliated and other                                            2,807                         2,917
            Notes receivable from affiliates                                4,400                        -
         Materials and supplies--at average cost:
            Operating and construction                                     25,110                        26,414
            Fuel                                                           13,454                        19,148
         Prepaid taxes                                                      7,126                        13,748
         Other                                                             10,225                         3,158
                                                                          157,272                       161,588
      Deferred Charges:
         Regulatory assets                                                 80,509                        80,693
         Unamortized loss on reacquired debt                               18,468                        18,926
         Other                                                             11,259                        11,224
                                                                          110,236                       110,843

                Total Assets                                           $1,644,488                    $1,654,444

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                    $447,700                      $447,700
         Other paid-in capital                                              2,690                         2,690
         Retained earnings                                                226,996                       216,852
                                                                          677,386                       667,242
         Preferred stock                                                   16,378                        16,378
         Long-term debt and QUIDS                                         628,240                       628,854
                                                                        1,322,004                     1,312,474
      Current Liabilities:
         Short-term debt                                                   -                             21,637
         Long-term debt due within one year                                   800                        18,700
         Accounts payable                                                  20,018                        28,931
         Accounts payable to affiliates                                    13,711                        15,608
         Taxes accrued:
            Federal and state income                                        9,568                         3,293
            Other                                                           9,701                        12,603
         Interest accrued                                                  10,219                         9,638
         Customer deposits                                                  6,601                         6,540
         Restructuring liabilities                                         10,288                         4,251
         Other                                                             14,504                         8,251
                                                                           95,410                       129,452
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                     24,719                        25,816
         Deferred income taxes                                            158,365                       155,432
         Regulatory liabilities                                            14,815                        15,255
         Restructuring liabilities                                          4,880                        -
         Other                                                             24,295                        16,015
                                                                          227,074                       212,518

                Total Capitalization and Liabilities                   $1,644,488                    $1,654,444


      See accompanying notes to financial statements.

                                                - 5 -


                                       THE POTOMAC EDISON COMPANY
                                         Statement of Cash Flows


                                                                               Six Months Ended
                                                                                  June 30
                                                                            1996                 1995
                                                                               (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                         $43,234              $38,528
         Depreciation                                                        35,411               34,431
         Deferred investment credit and income taxes, net                    (4,969)               4,611
         Deferred power costs, net                                            6,684                7,892
         Unconsolidated subsidiaries' dividends in excess of earnings         1,201                1,232
         Allowance for other than borrowed funds used
             during construction                                               (511)              (1,070)
         Restructuring charges                                               14,418                -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                      1,810                3,197
                Materials and supplies                                        6,998               (3,875)
                Accounts payable                                            (10,810)             (15,722)
                Taxes accrued                                                 3,373               (4,035)
                Interest accrued                                                581                  884
                Other current liabilities                                     4,785                3,042
         Other, net                                                           7,766               (1,546)
                                                                            109,971               67,569

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                          (33,007)             (41,878)
         Allowance for other than borrowed funds used
            during construction                                                 511                1,070
                                                                            (32,496)             (40,808)


    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                        -                     (910)
         Issuance of long-term debt                                           -                  207,018
         Retirement of long-term debt                                       (18,700)            (175,249)
         Short-term debt, net                                               (21,637)              14,750
         Notes receivable from affiliates                                    (4,400)               1,900
         Dividends on capital stock:
            Preferred stock                                                    (409)              (2,091)
            Common stock                                                    (32,682)             (32,682)
                                                                            (77,828)              12,736


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                          (353)              39,497
    Cash and Temporary Cash Investments at January 1                          2,953                2,196
    Cash and Temporary Cash Investments at June 30                      $     2,600          $    41,693


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                           $22,985              $24,479
             Income taxes                                                    20,370               14,139



    See accompanying notes to financial statements.

                        THE POTOMAC EDISON COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


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


3. Effective in 1996 the Company changed its of method reporting certain bulk power transmission transactions with nonaffiliated utilities, and reclassified prior year's bulk power revenues and operation expenses to achieve a consistent presentation.
           In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new Federal Energy Regulatory Commission requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $24.1 million and $51.7 million for the three and six months ended June 1995, respectively, with no change in operating income or net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. Effective July 1996, the Company and its affiliates reduced their work force by about 570 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs.
           An additional reduction of about 500 employees during the next two or three years will occur primarily through attrition and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted in the second quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $11 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:


                                                              Three Months Ended           Six Months Ended
                                                                   June 1996                   June 1996
                                                                            (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                         $20.0                       $ 4.3
               Accruals/adjustments                                  (3.9)                       16.2
               Benefit plans curtailment
                 liabilities/adjustments*                              .2                        (3.5)
               Less payments                                         (1.1)                       (1.8)
             Balance at end of period                               $15.2                       $15.2


           *Primarily recorded in other deferred credits.


5. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                          Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                           1996             1995          1996           1995
                                                                           (Thousands of Dollars)

Electric operating revenues                              $21,023         $22,061       $41,932        $44,157

Operation & maintenance expense                            1,215           1,571         2,334          3,367
Depreciation                                               4,290           4,224         8,580          8,448
Taxes other than income taxes                              1,198           1,248         2,408          2,547
Federal income taxes                                       3,362           3,502         6,706          6,725
Interest charges                                           4,181           4,432         8,409          9,417
Other income, net                                            -                (9)           (3)            (9)
    Net income                                           $ 6,777         $ 7,093       $13,498        $13,662

           The Company's share of the equity in earnings above was $1.9 million and $2.0 million for the three months ended June 30, 1996 and 1995, and $3.8 million for each of the six months ended June 30, 1996 and 1995, and was included in other income, net, on the Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                 1996                                      1995
                                           1st                 2nd                  1st                2nd
                                        Quarter              Quarter              Quarter            Quarter

           Number of Shares          22,385,000           22,385,000           22,385,000         22,385,000
           Amount per Share              $.73                 $.73                 $.73               $.73

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                        THE POTOMAC EDISON COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


Review of Operations

NET INCOME

                   Net income for the second quarter of 1996 was $21.1 million compared with $12.1 million for the corresponding 1995 period. For the first six months of 1996, net income was $43.2 million compared with $38.5 million for the corresponding 1995 period. The six month period ended June 1996 includes restructuring charges of $16.3 million ($10.3 net of taxes). Restructuring activities reported in the first quarter continued in the second quarter with adjustments to the restructuring charges previously recorded (see Note 4 to the financial statements). The increase in net income for the second quarter and first six months of 1996, excluding the restructuring charges, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                   Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers in the second quarter increased 12%, 7%, and 2%, and in the first six months increased 16%, 8%, and 1%, respectively. Growth in the number of customers and increased weather-related sales combined to cause the increase in residential and commercial sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1996 resulted primarily from increased sales to rubber and plastic products customers. Revenues from sales to industrial customers decreased in both the second quarter and six months ended June 1996 due primarily to a decrease in the fuel and energy cost component. The increase in revenues from retail customers resulted from the following:


                                                                               Change from Prior Periods
                                                                               Quarter              Six Months
                                                                                   (Millions of Dollars)

           Increased kWh sales                                                  $ 8.0                   $23.2
           Fuel and energy cost adjustment clauses*                              (1.9)                   (1.5)
           Rate changes                                                            .5                     (.2)
           Other                                                                  (.7)                   (1.6)
                                                                                $ 5.9                   $19.9

           *Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


                   The increase in wholesale and other revenues reflects increased revenues from wholesale customers due to a rate increase effective in June 1995, increased weather-related sales, and load additions to the wholesale customers' systems.

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1996               1995*      1996              1995*

KWh deliveries (in billions):
  From transmission services                              1.2                1.0        2.9                2.1
  From sale of Company generation                          .2                  -         .2                 .1
                                                          1.4                1.0        3.1                2.2
Revenues (in millions):
  From transmission services                             $4.6               $3.9      $ 9.3              $ 7.4
  From sale of Company generation                         3.1                 .9        4.3                2.6
                                                         $7.7               $4.8      $13.6              $10.0

                   Increased transmission services and sales of Company generation resulted primarily from increased activity from power marketers. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers and have little effect on net income.


OPERATING EXPENSES

                   Fuel expenses for the second quarter and the first six months of 1996 increased 17% and 8%, respectively. The increase in fuel expenses for both periods was due primarily to an increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1996               1995*      1996              1995*
                                                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power                                       $ 3.5              $ 5.1      $ 7.8             $ 8.3
  Power exchanges                                          .4                (.2)       1.7                .5
Affiliated transactions:
  AGC capacity charges                                    6.8                7.1       13.5              14.3
  Other affiliated capacity
    charges                                              11.5               10.7       23.7              21.6
  Energy and spinning reserve
    charges                                               9.8               10.9       24.4              25.0
                                                        $32.0              $33.6      $71.1             $69.7


*Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Financial Statements for further information.

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

                   While the Company does not currently purchase generation from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), an agreement has been reached with one facility to commence purchasing generation in 1999. This project may significantly increase the cost of power purchases.

                   The increase in other operation expense for the six months ended June 1996 resulted primarily from restructuring charges which are discussed in Note 4 to the Financial Statements.

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

                   The net increases of $6.4 million and $4.7 million in federal and state income taxes for the second quarter and first six-month periods, respectively, resulted primarily from increases in income before income taxes.

                   The combined decrease of $.8 million in allowance for funds used during construction for the six months ended June 1996 reflects a decrease in capital expenditures.

                   The decrease in other income, net for the second quarter and first six-month periods was due primarily to a write-off of certain deferred West Virginia expenditures related to the Clean Air Act Amendments of 1990 and increased interest income in the second quarter of 1995 earned on funds available as a result of the timing of the debt and preferred stock refinancings.

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

                   In July 1996, the Company presented an offer to buy the Hagerstown, Maryland municipal electric distribution system. The offer includes a $20 million cash payment, a five-year freeze on current electric rates, technical upgrades and improvements to the electrical system, and other benefits. The offer came as a result of discussions with a municipal Study Committee which has recommended a public referendum on the November 1996 ballot to let voters decide the issue.

                   The System has joined with six other electric utilities to form the Partnership for Customer Choice (PCC). The group is urging immediate enactment of federal legislation to provide real retail competition to electric customers by the turn of the century. Other members of the partnership are Cinergy, PacifiCorp, Pennsylvania Power & Light, UtiliCorp United, Wisconsin Energy Corporation, and Wisconsin Power and Light. The PCC strongly advocates continued state regulation of local electric distribution, regulation of the transmission and distribution systems to enhance, rather than impede, market efficiency, and a method of dealing with costs that a utility may not recover in the competitive markets (stranded costs) that does not unduly impede the transition to full competition.

                   The Company and its affiliates and three other electric utilities, whose service areas extend from Lake Erie to North Carolina, have formed an alliance to jointly manage and coordinate the operation of their interconnected transmission systems. Alliance operation of the systems will increase transmission reliability for the companies' nearly
5.5 million retail customers in six states by scheduling and coordinating bulk power transactions. The alliance will also establish fair compensation for use of the transmission systems by alliance members and by power wholesalers.

                        THE POTOMAC EDISON COMPANY

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1996


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     (27)    Financial Data Schedule

           (b) As reported in the first quarter 1996 10-Q, on April 11, 1996, the Company filed a report on Form 8-K containing a Form of Change in Control Employment Contract.





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


August 13, 1996