Form 10-Q
period 1996-09-30
POTOMAC EDISON CO
filed 1996-11-13
CIK 79731

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996


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

         At November 13, 1996, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               THE POTOMAC EDISON COMPANY

                     Form 10-Q for Quarter Ended September 30, 1996


                                          Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1996 and 1995                                          3


  Balance sheet - September 30, 1996
    and December 31, 1995                                                4


  Statement of cash flows - Nine months ended
    September 30, 1996 and 1995                                          5


  Notes to financial statements                                         6-8


  Management's discussion and analysis of financial
    condition and results of operations                                 9-13



PART II--OTHER INFORMATION                                               14

                                                     - 3 -

                                         THE POTOMAC EDISON COMPANY
                                             Statement of Income


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                         1996           1995              1996               1995
                                                                      (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                  $     68,053    $    74,986       $  244,339         $  231,921
       Commercial                                         36,575         38,027          109,234            107,673
       Industrial                                         48,880         50,211          144,910            148,720
       Wholesale and other, including affiliates*          8,212          7,988           26,590             21,006
       Bulk power transactions, net*                       5,607          5,024           19,173             15,020
         Total Operating Revenues                        167,327        176,236          544,246            524,340


    OPERATING EXPENSES:
      Operation:
       Fuel                                               33,756         36,887          104,514            102,113
       Purchased power and exchanges, net*                32,608         29,514          103,695             99,216
       Deferred power costs, net                          (1,416)         4,245            5,268             12,137
       Other**                                            25,483         26,472           84,266             72,493
      Maintenance                                         15,592         14,841           44,025             43,397
      Depreciation                                        17,748         17,276           53,159             51,707
      Taxes other than income taxes                       11,803         12,130           35,123             36,075
      Federal and state income taxes                       6,726          8,101           27,270             23,992
              Total Operating Expenses                   142,300        149,466          457,320            441,130
              Operating Income                            25,027         26,770           86,926             83,210

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                              422           (406)             933                664
      Other income, net                                    3,084          3,295            8,791              9,385
              Total Other Income and Deductions            3,506          2,889            9,724             10,049

              Income Before Interest Charges              28,533         29,659           96,650             93,259

    INTEREST CHARGES:
      Interest on long-term debt                          11,904         12,119           36,069             36,937
      Other interest                                         506            543            1,682              1,506
      Allowance for borrowed funds used during
       construction                                         (258)           270             (716)              (439)

              Total Interest Charges                      12,152         12,932           37,035             38,004


    NET INCOME                                      $     16,381    $    16,727       $   59,615         $   55,255


    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 on page 6.

    **Includes restructuring charges of $2.3 million and $18.6 million for the three and nine-month periods ended September 30, 1996, respectively.

      Includes restructuring charges of $4.0 million for the three and nine-month periods ended September 30, 1995.

      See Note 4 on pages 6 and 7 for additional information on the restructuring charges.

    See accompanying notes to financial statements.

                                          THE POTOMAC EDISON COMPANY
                                               Balance Sheet

                                                                  September 30,                 December 31,
                                                                      1996                          1995
                                                                               (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $52,325,000
           and $49,987,000 under construction                      $2,096,462                     $2,050,835
         Accumulated depreciation                                    (777,847)                      (729,653)
                                                                    1,318,615                      1,321,182
      Investments:
         Allegheny Generating Company - common stock at equity         58,828                         59,963
         Other                                                            687                            868
                                                                       59,515                         60,831
      Current Assets:
         Cash                                                           3,592                          2,953
         Accounts receivable:
            Electric service, net of $912,000 and $1,344,000
               uncollectible allowance                                 89,155                         93,250
            Affiliated and other                                        1,831                          2,917
            Notes receivable from affiliates                           11,850                         -
         Materials and supplies--at average cost:
            Operating and construction                                 24,936                         26,414
            Fuel                                                       14,321                         19,148
         Prepaid taxes                                                 15,593                         13,748
         Other                                                          7,686                          3,158
                                                                      168,964                        161,588
      Deferred Charges:
         Regulatory assets                                             80,145                         80,693
         Unamortized loss on reacquired debt                           18,239                         18,926
         Other                                                         11,871                         11,224
                                                                      110,255                        110,843

                Total Assets                                       $1,657,349                     $1,654,444

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $447,700                       $447,700
         Other paid-in capital                                          2,690                          2,690
         Retained earnings                                            226,714                        216,852
                                                                      677,104                        667,242
         Preferred stock                                               16,378                         16,378
         Long-term debt and QUIDS                                     628,336                        628,854
                                                                    1,321,818                      1,312,474
      Current Liabilities:
         Short-term debt                                               -                              21,637
         Long-term debt due within one year                               800                         18,700
         Accounts payable                                              25,367                         28,931
         Accounts payable to affiliates                                15,547                         15,608
         Taxes accrued:
            Federal and state income                                    7,565                          3,293
            Other                                                      16,258                         12,603
         Interest accrued                                              13,636                          9,638
         Customer deposits                                              6,510                          6,540
         Restructuring liabilities                                     14,827                          4,251
         Other                                                         14,392                          8,251
                                                                      114,902                        129,452
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 24,171                         25,816
         Deferred income taxes                                        156,372                        155,432
         Regulatory liabilities                                        14,814                         15,255
         Restructuring liabilities                                        650                         -
         Other                                                         24,622                         16,015
                                                                      220,629                        212,518

                Total Capitalization and Liabilities               $1,657,349                     $1,654,444

      See accompanying notes to financial statements

                                         THE POTOMAC EDISON COMPANY
                                          Statement of Cash Flows

                                                                            Nine Months Ended
                                                                              September 30
                                                                         1996               1995
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                     $59,615            $55,255
         Depreciation                                                    53,159             51,707
         Deferred investment credit and income taxes, net                (2,963)             3,665
         Deferred power costs, net                                        5,268             12,137
         Unconsolidated subsidiaries' dividends in excess of earnings     1,193              1,809
         Allowance for other than borrowed funds used
             during construction                                           (933)              (664)
         Restructuring liability                                         12,845              3,956
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                  5,181             (5,489)
                Materials and supplies                                    6,305              2,465
                Accounts payable                                         (3,625)           (14,003)
                Taxes accrued                                             7,927             10,338
                Interest accrued                                          3,998              5,675
                Other deferred credits                                      (45)            (3,989)
         Other, net                                                       6,017               (509)
                                                                        153,942            122,353

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                      (52,296)           (61,060)
         Allowance for other than borrowed funds used
            during construction                                             933                664
                                                                        (51,363)           (60,396)


    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                     -               (48,396)
         Issuance of long-term debt                                        -               207,018
         Retirement of long-term debt                                   (18,700)          (175,249)
         Short-term debt, net                                           (21,637)             5,500
         Notes receivable from affiliates                               (11,850)             1,900
         Dividends on capital stock:
            Preferred stock                                                (613)            (2,250)
            Common stock                                                (49,140)           (48,575)
                                                                       (101,940)           (60,052)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                       639              1,905
    Cash and Temporary Cash Investments at January 1                      2,953              2,196
    Cash and Temporary Cash Investments at September 30               $   3,592          $   4,101


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $31,734            $32,129
             Income taxes                                                27,800             16,764


    See accompanying notes to financial statements.

                        THE POTOMAC EDISON COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $28.8 million and $80.5 million for the three and nine months ended September 1995, respectively, with no change in operating income or net income.


4. As reported in the 1995 third quarter 10-Q, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As of September 1996, the Company and its affiliates reduced their work force by about 750 employees.
           The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about

           250 employees during the next two or three years will occur primarily through attrition, early retirement packages, and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted and additional charges were recorded in the third quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $7 to $9 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:

                                                             Three Months Ended         Nine Months Ended
                                                               September 1996             September 1996
                                                                       (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                           $15.2                    $ 4.3
               Accruals/adjustments                                     2.3                     18.6
               Benefit plans curtailment
                 liabilities/adjustments*                               1.9                     (1.6)
               Less payments                                           (3.9)                    (5.8)
             Balance at end of period                                 $15.5                    $15.5

           *Primarily recorded in other deferred credits.


5. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                          Three Months Ended            Nine Months Ended
                                                             September 30                  September 30
                                                           1996            1995          1996           1995
                                                                         (Thousands of Dollars)

Electric operating revenues                              $20,825         $21,573       $62,757        $65,730

Operation & maintenance expense                            1,299           1,324         3,633          4,691
Depreciation                                               4,290           4,274        12,870         12,722
Taxes other than income taxes                              1,174           1,221         3,582          3,768
Federal income taxes                                       3,296           3,410        10,002         10,135
Interest charges                                           4,081           4,385        12,490         13,802
Other income, net                                             (1)             (5)           (4)           (14)
           Net income                                    $ 6,686         $ 6,964       $20,184        $20,626

           The Company's share of the equity in earnings above was $1.9 million for each of the three months ended September 30, 1996 and 1995, and $5.7 million and $5.8 million for the nine months ended September 30, 1996 and 1995, respectively, and was included in other income, net, on the Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                  1996                                    1995
                                          Number            Amount               Number             Amount
                                        of Shares         Per Share             of Shares         Per Share

           First Quarter               22,385,000            $.73              22,385,000            $.73
           Second Quarter              22,385,000            $.73              22,385,000            $.73
           Third Quarter               22,385,000            $.74              22,385,000            $.71

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                        THE POTOMAC EDISON COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
        WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Review of Operations

NET INCOME

                    Net income for the third quarter of 1996 was $16.4 million compared with $16.7 million for the corresponding 1995 period. For the first nine months of 1996, net income was $59.6 million compared with $55.2 million for the corresponding 1995 period.

                    The three and nine month periods ended September 1996 include a restructuring charge of $2.3 million ($1.5 million, net of taxes) and $18.6 million ($11.7 million, net of taxes), respectively. The three and nine month periods ended September 1995 include a restructuring charge of $4.0 million ($2.5 million, net of taxes). Restructuring activities reported in the first six months continued in the third quarter (see Note 4 to the financial statements).

                    The decrease in earnings for the third quarter, excluding restructuring charges, was primarily due to a decrease in kilowatt-hour (kWh) sales to residential customers because of relatively cool weather this summer compared with the extremely hot weather in the summer of 1995. The increase in year-to-date earnings, excluding restructuring charges, was primarily due to an increase in residential and commercial kWh sales due to increases in both the number of customers and usage.


SALES AND REVENUES

                    Retail kWh sales to residential and commercial customers in the third quarter decreased 8% and 2%, respectively, and to industrial customers increased 2%. Retail kWh sales in the first nine months to residential, commercial, and industrial customers increased 8%, 4%, and 1%, respectively. Decreased weather-related sales in the third quarter largely due to cooling degree days that were more than 15% below normal and 25% below the corresponding 1995 period more than offset growth in the number of customers which resulted in the decrease in residential and commercial sales. The increase in kWh sales to residential and commercial customers in the first nine months was due to increases in both the number of customers and usage. Heating degree days in the relatively cold January through April 1996 period were 12% above the corresponding 1995 period. The increase in kWh sales to industrial customers in the first nine months of 1996 resulted primarily from increased sales to rubber, coal, and paper customers. Revenues from sales to industrial customers decreased in both the third quarter and nine months ended

September 1996 due primarily to a decrease in the fuel and energy cost component. The changes in revenues from retail customers resulted from the following:

                                                                               Change from Prior Periods
                                                                               Quarter       Nine Months
                                                                                 (Millions of Dollars)

           Increased (decreased) kWh sales                                      $(5.1)          $18.2
           Fuel and energy cost adjustment clauses*                              (4.9)           (7.2)
           Other                                                                   .3             (.8)
                                                                                $(9.7)          $10.2

           *Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


                    The increase in wholesale and other revenues for the nine months ended September 1996 reflects increased revenues from wholesale customers due to a rate increase effective in June 1995, increased weather-related sales, and load additions to the wholesale customers' systems.

                    KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                           Three Months Ended          Nine Months Ended
                                                              September 30                September 30
                                                            1996          1995*         1996           1995*

KWh deliveries (in billions):
  From transmission services                                 1.4           1.3           4.3            3.3
  From sale of Company generation                              -            .1            .2             .2
                                                             1.4           1.4           4.5            3.5
Revenues (in millions):
  From transmission services                                $4.0          $3.5         $13.3          $10.9
  From sale of Company generation                            1.6           1.5           5.9            4.1
                                                            $5.6          $5.0         $19.2          $15.0

                    Increased transmission services and sales of Company generation resulted primarily from increased activity from power marketers. About 95% of the benefits from bulk power transactions are passed on to retail customers and have little effect on net income.


OPERATING EXPENSES

                    Fuel expenses for the third quarter and the first nine months of 1996 decreased 8% and increased 2%, respectively. The change in fuel expenses for both periods was due primarily to changes in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                                           Three Months Ended           Nine Months Ended
                                                              September 30                 September 30
                                                            1996             1995*       1996             1995*
                                                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power                                          $ 2.4            $ 2.2       $ 10.2           $10.5
  Power exchanges                                             .1             (1.0)         1.8             (.5)
Affiliated transactions:
  AGC capacity charges                                       6.7              6.9         20.2            21.2
  Other affiliated capacity
           charges                                          11.9             11.1         35.6            32.7
  Energy and spinning reserve
           charges                                          11.5             10.3         35.9            35.3
                                                           $32.6            $29.5       $103.7           $99.2


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

                    The increase in other operation expense for the nine months ended September 1996 resulted primarily from restructuring charges which are discussed in Note 4 to the Financial Statements.

                    Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In September 1996, the Company experienced storm damage costs of approximately $1.4 million related to tropical storm "Fran". Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when equipment is dismantled.

                    The net changes in federal and state income taxes for the third quarter and first nine month periods resulted primarily from variances in income before income taxes.

                    The combined increase of $1.4 million and $.5 million in allowance for funds used during construction (AFDC) for the three and nine months ended September 1996 is a result of a correction to reduce previously accrued AFDC by $1.4 million in the third quarter of 1995.


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

                    In July 1996, the Company presented an offer to buy the Hagerstown, Maryland municipal electric distribution system. The offer includes a $23 million cash payment, plus other incentives. The offer came as a result of discussions with a municipal Study Committee which has recommended a public referendum on the November 1996 ballot to let voters decide the issue. In late September 1996, following a vote by the City Council not to allow citizens to decide on the sale in a referendum, the Company withdrew its offer to purchase the system.

                    The Virginia State Corporation Commission on October 29, 1996, approved an agreement filed by the Company and the Staff of the Commission that will lower electric rates for Virginia customers. The decrease in gross revenues will be about $1.2 million on an annual basis. The new rates became effective with service rendered on November 1, 1996.

                    The Company continues to advocate true competition in the electric utility industry. In Virginia, the Company told the State Corporation Commission that "the public interest will be best served by moving to implement a more competitive structure for the delivery of retail electric service". The Company is very proactive in its efforts to promote deregulation in the electric utility industry in the states in which it serves. The Company also believes that a Federal framework of legislation to speed customer choice and provide uniform rules for all players is necessary because of differences among the states. Along with Federal legislation, the Company supports deregulation of all generation, regulation of transmission by Federal Energy Regulatory Commission, and regulation of distribution companies by the states.

                        THE POTOMAC EDISON COMPANY

                 Part II - Other Information to Form 10-Q
                   for Quarter Ended September 30, 1996


ITEM 5.    OTHER INFORMATION

                    The Company received a questionnaire on October 1, 1996 from the U.S. Environmental Protection Agency (EPA) concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pennsylvania.

                    Following a diligent and reasonable search of its records and discussions with appropriate employees, the Company notified the EPA that it has no records or recollection of any business relations with the site or any of the companies identified in the questionnaire.

                    It is not possible to determine at this time what impact, if any, this matter may have on the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      (27)    Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1996.




                                 Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE POTOMAC EDISON COMPANY



                                                  /s/   THOMAS J. KLOC
                                                        Thomas J. Kloc
                                                          Controller
                                                 (Chief Accounting Officer)



November 13, 1996