Form 10-Q
period 1997-03-31
POTOMAC EDISON CO
filed 1997-05-14
CIK 79731

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1997


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

         At May 14, 1997, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               THE POTOMAC EDISON COMPANY

                       Form 10-Q for Quarter Ended March 31, 1997



                                          Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1997 and 1996                                              3


  Balance sheet - March 31, 1997
    and December 31, 1996                                                4


  Statement of cash flows - Three months ended
    March 31, 1997 and 1996                                              5


  Notes to financial statements                                         6-7


  Management's discussion and analysis of financial
    condition and results of operations                                 8-10



PART II--OTHER INFORMATION                                             11-12

                                         THE POTOMAC EDISON COMPANY
                                              Statement of Income



                                                                   Three Months Ended
                                                                         March 31
                                                                   1997              1996
                                                                  (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                              $  91,563         $ 107,311
       Commercial                                                  37,496            38,823
       Industrial                                                  46,737            46,985
       Wholesale and other, including affiliates                   10,482             9,921
       Bulk power transactions, net                                 5,950             5,888
         Total Operating Revenues                                 192,228           208,928


    OPERATING EXPENSES:
      Operation:
       Fuel                                                        35,397            36,306
       Purchased power and exchanges, net                          37,597            39,077
       Deferred power costs, net                                     (323)            4,412
       Other                                                       21,722            21,726
      Maintenance                                                  15,584            15,090
      Restructuring charges                                          -               20,122
      Depreciation                                                 18,377            17,748
      Taxes other than income taxes                                12,174            12,140
      Federal and state income taxes                               14,638            10,642
              Total Operating Expenses                            155,166           177,263
              Operating Income                                     37,062            31,665

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                       407               264
      Other income, net                                             2,607             2,862
              Total Other Income and Deductions                     3,014             3,126

              Income Before Interest Charges                       40,076            34,791

    INTEREST CHARGES:
      Interest on long-term debt                                   11,914            12,155
      Other interest                                                  752               664
      Allowance for borrowed funds used during
       construction                                                  (313)             (182)

              Total Interest Charges                               12,353            12,637


    NET INCOME                                                  $  27,723         $  22,154



    See accompanying notes to financial statements.

                                                        - 4 -
                                          THE POTOMAC EDISON COMPANY
                                                    Balance Sheet




                                                                   March 31,            December 31,
                                                                      1997                  1996
    ASSETS:                                                                (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $58,986,000
           and $60,082,000 under construction                      $2,134,927            $2,124,956
         Accumulated depreciation                                    (809,632)             (791,257)
                                                                    1,325,295             1,333,699
      Investments:
         Allegheny Generating Company - common stock at equity         56,093                56,827
         Other                                                            619                   642
                                                                       56,712                57,469
      Current Assets:
         Cash                                                           6,607                 1,444
         Accounts receivable:
            Electric service, net of $1,664,000 and $1,580,000
               uncollectible allowance                                 98,217                95,215
            Affiliated and other                                        4,089                 2,968
            Notes receivable from affiliates                           36,850                -
         Materials and supplies - at average cost:
            Operating and construction                                 24,049                23,775
            Fuel                                                       18,671                15,019
         Prepaid taxes                                                 15,323                17,648
         Deferred income taxes                                         12,572                 3,983
         Other                                                          3,840                 3,781
                                                                      220,218               163,833
      Deferred Charges:
         Regulatory assets                                             89,521                94,919
         Unamortized loss on reacquired debt                           17,781                18,010
         Other                                                          9,012                 9,956
                                                                      116,314               122,885

                Total Assets                                       $1,718,539            $1,677,886

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $447,700              $447,700
         Other paid-in capital                                          2,690                 2,690
         Retained earnings                                            255,245               227,726
                                                                      705,635               678,116
         Preferred stock                                               16,378                16,378
         Long-term debt and QUIDS                                     627,726               628,431
                                                                    1,349,739             1,322,925
      Current Liabilities:
         Short-term debt                                               -                      7,497
         Long-term debt due within one year                               800                   800
         Accounts payable                                              29,947                33,152
         Accounts payable to affiliates                                16,718                17,896
         Taxes accrued:
            Federal and state income                                   16,709                   123
            Other                                                      13,029                11,542
         Interest accrued                                              13,707                 9,412
         Customer deposits                                              5,589                 6,121
         Restructuring liability                                       10,002                14,970
         Other                                                         10,138                 7,603
                                                                      116,639               109,116
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 23,084                23,622
         Deferred income taxes                                        189,937               183,727
         Regulatory liabilities                                        13,506                13,907
         Other                                                         25,634                24,589
                                                                      252,161               245,845

                Total Capitalization and Liabilities               $1,718,539            $1,677,886



      See accompanying notes to financial statements.

                                    THE POTOMAC EDISON COMPANY
                                       Statement of Cash Flows



                                                                           Three Months Ended
                                                                                 March 31
                                                                         1997               1996
                                                                          (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                     $27,723            $22,154
         Depreciation                                                    18,377             17,748
         Deferred investment credit and income taxes, net                 2,034             (5,687)
         Deferred power costs, net                                         (323)             4,412
         Unconsolidated subsidiaries' dividends in excess of earnings       750                723
         Allowance for other than borrowed funds used
             during construction                                           (407)              (264)
         Restructuring liability                                           -                19,417
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 (4,123)           (12,747)
                Materials and supplies                                   (3,926)              (407)
                Accounts payable                                         (4,383)            (6,662)
                Taxes accrued                                            18,073             18,408
                Interest accrued                                          4,295              5,222
         Other, net                                                       2,543              5,214
                                                                         60,633             67,531

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                      (10,526)           (15,779)
         Allowance for other than borrowed funds used
            during construction                                             407                264
                                                                        (10,119)           (15,515)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                      (800)              (700)
         Short-term debt, net                                            (7,497)           (21,637)
         Notes receivable from affiliates                               (36,850)           (13,150)
         Dividends on capital stock:
            Preferred stock                                                (204)              (204)
            Common stock                                                   -               (16,341)
                                                                        (45,351)           (52,032)


    NET CHANGE IN CASH                                                    5,163                (16)
    Cash at January 1                                                     1,444              2,953
    Cash at March 31                                            $         6,607          $   2,937


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                        $8,422             $6,985
             Income taxes                                                  -                  -



    See accompanying notes to financial statements.

                         THE POTOMAC EDISON COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


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


3. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1997                1996
                                                                               (Thousands of Dollars)

                 Electric operating revenues                                   $20,216            $20,909

                 Operation and maintenance expense                               1,285              1,119
                 Depreciation                                                    4,284              4,290
                 Taxes other than income taxes                                   1,195              1,210
                 Federal income taxes                                            3,124              3,344
                 Interest charges                                                3,960              4,228
                 Other income, net                                                 -                   (3)
                     Net income                                                $ 6,368            $ 6,721



           The Company's share of the equity in earnings above was $1.8 million and $1.9 million for the three months ended March 31, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income.

4. Restructuring charges in the first quarter of 1996 ($12.7 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


5. On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.

                         THE POTOMAC EDISON COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


       COMPARISON OF FIRST QUARTER OF 1997 WITH FIRST QUARTER OF 1996


Review of Operations

NET INCOME

                   Net income for the first quarter of 1997 and 1996, and the after tax restructuring charges included in the 1996 period are shown below.


                                                                                     Net Income
                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1997                1996
                                                                                (Millions of Dollars)

            Net Income as Reported                                              $27.7               $22.2

            Restructuring Charges                                                 -                  12.7

            Net Income Adjusted                                                 $27.7               $34.9



                   Mild weather during the first quarter of 1997 was the primary reason for the decrease in the adjusted net income before restructuring charges.


SALES AND REVENUES

                   In the first quarter of 1997, retail kilowatt-hour
(kWh) sales to residential and commercial customers decreased 13% and 3%, respectively, and to industrial customers increased 2%. Residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to heating degree days that were 22% below the corresponding 1996 period and 12% below normal. Commercial kWh sales also decreased primarily because of the mild weather. The increase in industrial kWh sales occurred primarily in the glass and concrete customers groups. The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                                          Decrease from Prior Period
                                                                               (Millions of Dollars)

           Decreased kWh sales                                                           $(11.1)
           Fuel and energy cost adjustment clauses*                                        (6.4)
           Other                                                                             .2
              Net decrease in retail revenues                                            $(17.3)



  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

                   The increase in wholesale and other revenues in 1997 resulted primarily from load additions to the wholesale customers' systems (cooperatives and municipalities who own their own distribution systems and who buy all or part of their power needs for the Company under regulation by the Federal Energy Regulatory Commission).

                   Revenues from bulk power transactions consist of the following items:


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1997                1996
                                                                                (Millions of Dollars)

            Revenues:
              From transmission services                                         $4.2                $4.7
              From sale of Company generation                                     1.8                 1.2
                Total                                                            $6.0                $5.9



                   About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on net income.


OPERATING EXPENSES

                   Fuel expenses decreased 3% due primarily to a decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

                   "Purchased Power and Exchanges, Net" represents power purchases from and exchanges with nonaffiliated companies, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and consists of the following items:


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1997                1996
                                                                                (Millions of Dollars)
            Nonaffiliated transactions:
              Purchased power                                                   $ 2.7               $ 4.3
              Power exchanges, net                                                1.4                 1.3
            Affiliated transactions:
              AGC capacity charges                                                6.6                 6.7
              Other affiliated capacity charges                                  12.7                12.2
              Energy and spinning reserve charges                                14.2                14.6
                   Purchased power and exchanges, net                           $37.6               $39.1


                   Purchased power decreased because of decreased sales to retail customers. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

                   A Public Utility Regulatory Policies Act of 1978 (PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. This project will significantly increase the costs of power purchases.

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

                   Restructuring charges in the first quarter of 1996 include expenses associated with the reorganization, which is essentially complete.

                   Depreciation expense increases resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                   The net increase in federal and state income taxes resulted primarily from an increase in income before taxes.


Financial Condition and Requirements

                   The Company's discussion on Financial Condition and Requirements and Competition in Core Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

                   In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, to the restructuring of the electric utility industry, merger activities, and legal actions.

                   The Company continues to advocate true competition in the electric utility industry. Speaking on behalf of the Partnership for Customer Choice (PCC), a group of utilities established in 1996 to push for the enactment of federal legislation to bring real choice to electric consumers by a date certain, Allegheny Power System's President and CEO continues to deliver a strong, clear message to lawmakers and others that federal legislation is needed to advance fair and equal competition in the electric utility industry that would eliminate a patchwork of state-by-state customer choice plans.

                         THE POTOMAC EDISON COMPANY

                  Part II - Other Information to Form 10-Q
                      for Quarter Ended March 31, 1997


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

            1.    (a)    Date and Kind of Meeting:

                         The annual meeting of shareholders was held at Hagerstown, Maryland, on April 23, 1997. No proxies were solicited.

                  (b)    Election of Directors:

                         The holder of all 22,385,000 shares of common stock voted to elect the following Directors at this meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:


        Eleanor Baum                                 Michael P. Morrell
        William L. Bennett                           Alan J. Noia
        Klaus Bergman                                Jay S. Pifer
        Wendell F. Holland                           Steven H. Rice
        Phillip E. Lint                              Gunnar E. Sarsten
        Edward H. Malone                             Peter L. Shea
        Frank A. Metz, Jr.                           Peter J. Skrgic


ITEM 5.  OTHER INFORMATION

                  On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

                  The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)  Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1997.

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


May 14, 1997