Form 10-Q
period 1997-06-30
POTOMAC EDISON CO
filed 1997-08-14
CIK 79731

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997


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

           At August 14, 1997, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                          THE POTOMAC EDISON COMPANY

                   Form 10-Q for Quarter Ended March 31, 1997



                                                         Index


                                                                     Page
                                                                      No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1997 and 1996                                             3


  Balance sheet - June 30, 1997
    and December 31, 1996                                              4


  Statement of cash flows - Six months ended
    June 30, 1997 and 1996                                             5


  Notes to financial statements                                       6-7


  Management's discussion and analysis of financial
    condition and results of operations                               8-11



PART II--OTHER INFORMATION                                            12-13

                                         THE POTOMAC EDISON COMPANY
                                              Statement of Income




                                                    Three Months Ended           Six Months Ended
                                                          June 30                    June 30
                                                    1997         1996            1997         1996
                                                                (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  66,256    $  68,975       $ 157,819    $ 176,286
       Commercial                                   34,367       33,836          71,863       72,659
       Industrial                                   50,034       49,045          96,771       96,030
       Wholesale and other, including affiliates     8,992        8,457          19,474       18,378
       Bulk power transactions, net                  5,218        7,678          11,168       13,566
         Total Operating Revenues                  164,867      167,991         357,095      376,919


    OPERATING EXPENSES:
      Operation:
       Fuel                                         33,472       34,452          68,869       70,758
       Purchased power and exchanges, net           32,047       32,010          69,644       71,087
       Deferred power costs, net                      (667)       2,272            (990)       6,684
       Other                                        19,777       20,994          41,499       42,720
      Maintenance                                   15,320       13,146          30,904       28,236
      Restructuring charges                           -          (3,862)           -          16,260
      Depreciation                                  18,374       17,663          36,751       35,411
      Taxes other than income taxes                 12,756       11,180          24,930       23,320
      Federal and state income taxes                 6,894        9,902          21,532       20,544
                 Total Operating Expenses          137,973      137,757         293,139      315,020
                 Operating Income                   26,894       30,234          63,956       61,899

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        317          247             724          511
      Other income, net                              3,174        2,845           5,781        5,707
                 Total Other Income and Deductions   3,491        3,092           6,505        6,218

                 Income Before Interest Charges     30,385       33,326          70,461       68,117

    INTEREST CHARGES:
      Interest on long-term debt                    11,913       12,010          23,827       24,165
      Other interest                                   451          512           1,203        1,176
      Allowance for borrowed funds used during
       construction                                   (355)        (276)           (668)        (458)

                 Total Interest Charges             12,009       12,246          24,362       24,883


    NET INCOME                                   $  18,376    $  21,080       $  46,099    $  43,234




    See accompanying notes to financial statements.

                                           THE POTOMAC EDISON COMPANY
                                                 Balance Sheet





                                                                  June 30,               December 31,
                                                                    1997                     1996
    ASSETS:                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $49,771,000
           and $60,082,000 under construction                  $ 2,150,580             $   2,124,956
         Accumulated depreciation                                 (828,079)                 (791,257)
                                                                 1,322,501                 1,333,699
      Investments:
         Allegheny Generating Company - common stock at equity      55,384                    56,827
         Other                                                         588                       642
                                                                    55,972                    57,469
      Current Assets:
         Cash                                                          137                     1,444
         Accounts receivable:
            Electric service, net of $1,114,000 and $1,580,000
               uncollectible allowance                              84,989                    95,215
            Affiliated and other                                     7,081                     2,968
            Notes receivable from affiliates                        34,650                    -
         Materials and supplies - at average cost:
            Operating and construction                              23,719                    23,775
            Fuel                                                    20,336                    15,019
         Prepaid taxes                                              14,465                    17,648
         Other                                                       7,224                     7,764
                                                                   192,601                   163,833
      Deferred Charges:
         Regulatory assets                                          88,606                    94,919
         Unamortized loss on reacquired debt                        17,552                    18,010
         Other                                                      10,031                     9,956
                                                                   116,189                   122,885

                Total Assets                                   $ 1,687,263             $   1,677,886

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $   447,700             $     447,700
         Other paid-in capital                                       2,690                     2,690
         Retained earnings                                         263,119                   227,726
                                                                   713,509                   678,116
         Preferred stock                                            16,378                    16,378
         Long-term debt and QUIDS                                  627,821                   628,431
                                                                 1,357,708                 1,322,925
      Current Liabilities:
         Short-term debt                                             -                         7,497
         Long-term debt due within one year                            800                       800
         Accounts payable                                           22,008                    33,152
         Accounts payable to affiliates                             15,914                    17,896
         Taxes accrued:
            Federal and state income                                 -                           123
            Other                                                   16,641                    11,542
         Interest accrued                                            9,433                     9,412
         Customer deposits                                           5,058                     6,121
         Restructuring liability                                     7,959                    14,970
         Other                                                       8,630                     7,603
                                                                    86,443                   109,116
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                              22,546                    23,622
         Deferred income taxes                                     180,886                   183,727
         Regulatory liabilities                                     13,190                    13,907
         Other                                                      26,490                    24,589
                                                                   243,112                   245,845

                Total Capitalization and Liabilities           $ 1,687,263             $   1,677,886




      See accompanying notes to financial statements.

                                        THE POTOMAC EDISON COMPANY
                                          Statement of Cash Flows



                                                                           Six Months Ended
                                                                                 June 30
                                                                         1997              1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                   $ 46,099          $ 43,234
         Depreciation                                                   36,751            35,411
         Deferred investment credit and income taxes, net                4,424            (4,969)
         Deferred power costs, net                                        (990)            6,684
         Unconsolidated subsidiaries' dividends in excess of earnings    1,477             1,201
         Allowance for other than borrowed funds used
             during construction                                          (724)             (511)
         Restructuring liability                                        (7,011)           14,418
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 6,113             1,810
                Materials and supplies                                  (5,261)            6,998
                Accounts payable                                       (13,126)          (10,810)
                Taxes accrued                                            4,976             3,373
                Interest accrued                                            21               581
                    Other current liabilities                            1,916             4,785
         Other, net                                                      3,487             7,766
                                                                        78,152           109,971

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (25,806)          (32,496)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                     (800)          (18,700)
         Short-term debt, net                                           (7,497)          (21,637)
         Notes receivable from affiliates                              (34,650)           (4,400)
         Dividends on capital stock:
            Preferred stock                                               (409)             (409)
            Common stock                                               (10,297)          (32,682)
                                                                       (53,653)          (77,828)


    NET CHANGE IN CASH                                                  (1,307)             (353)
    Cash at January 1                                                    1,444             2,953
    Cash at June 30                                                   $    137          $  2,600


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $24,268           $22,985
             Income taxes                                               16,620            20,370




    See accompanying notes to financial statements.

                        THE POTOMAC EDISON COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


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



                                                         Three Months Ended            Six Months Ended
                                                               June 30                     June 30
                                                          1997            1996         1997           1996
                                                                        (Thousands of Dollars)

Electric operating revenues                             $20,408         $21,023      $40,624        $41,932

Operation & maintenance expense                           1,471           1,215        2,756          2,334
Depreciation                                              4,284           4,290        8,568          8,580
Taxes other than income taxes                             1,201           1,198        2,396          2,408
Federal income taxes                                      3,141           3,362        6,265          6,706
Interest charges                                          3,917           4,181        7,877          8,409
Other income, net                                            (1)            -             (1)            (3)
           Net income                                   $ 6,395         $ 6,777      $12,763        $13,498




           The Company's share of the equity in earnings above was $1.8 million and $1.9 million for the three months ended June 30, 1997 and 1996, respectively, and $3.6 million and $3.8 million for the six months ended June 30, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including DQE, Inc.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained by May 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE, Inc. to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE, Inc. each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the necessary number of shareholders of both companies. At Allegheny Power's meeting, the necessary number of shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.


5. Restructuring charges in the first six months of 1996 ($10.3 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


6. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $58 million at June 30, 1997, are primarily related to investments in electric facilities and will be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years.

                        THE POTOMAC EDISON COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


Review of Operations

NET INCOME

                   Net income for the second quarter and first six months of 1997 and 1996, and the after tax restructuring charges included in the 1996 periods are shown below.



                                                                  Net Income
                                                  Three Months Ended                 Six Months Ended
                                                       June 30                           June 30
                                                   1997             1996             1997            1996
                                                                (Millions of Dollars)

Net Income as Reported                            $18.4            $21.1            $46.1           $43.2

Restructuring (Credits)
  Charges                                           -               (2.4)             -              10.3
Net Income Adjusted                               $18.4            $18.7            $46.1           $53.5





                   The decrease in second quarter adjusted net income, before restructuring charges, was due primarily to a 3% decrease in kilowatt-hour (kWh) sales to residential customers largely due to second quarter 1997 cooling degree days (air conditioning weather) which were 15% below normal and 25% less than the corresponding 1996 period.

                   The decrease in year-to-date adjusted net income, before restructuring charges, was primarily due to a decrease in kWh sales. Residential kWh sales decreased 9% due to mild first quarter winter weather (heating degree days 12% below normal and 22% below the first quarter of 1996) and the cooler than normal second quarter weather. Commercial kWh sales were also down slightly for the period.


SALES AND REVENUES

                   Retail kWh sales to residential customers decreased 3%, and to commercial and industrial customers increased 2% and 1%, respectively, in the second quarter, for a net decrease of .1%. In the first six months, kWh sales to residential and commercial customers decreased 9% and 1%, respectively, and to industrial customers increased 2%, for a net decrease of 3%. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the second quarter and in the first six months due to the mild weather. In the first six months, commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales increased for the second quarter and first six months of 1997 due primarily to increased sales to the glass and concrete, nonferrous metals, and rubber and plastics products customer groups.

                   The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:



                                                                        Decrease from Prior Periods
                                                                        Quarter                Six Months
                                                                            (Millions of Dollars)

Fuel and energy cost adjustment clauses*                                $(1.8)                    $ (8.9)
Net changes in kWh sales                                                   .5                       (9.9)
Other                                                                      .1                         .3
           Net decrease in retail revenues                              $(1.2)                    $(18.5)




  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income. Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses.


                   The increase in wholesale and other revenues for the second quarter and first six months of 1997 was due primarily to the sale of transmission services to affiliated companies, offset in part by second quarter decreased sales to a wholesale customer related to the shutdown of a paper recycling plant. All of the Company's wholesale customers have signed contracts to remain as customers for periods ranging from one year to four and one-half years.

                   Revenues from bulk power transactions consist of the following items:



                                                      Three Months Ended                Six Months Ended
                                                            June 30                          June 30
                                                       1997             1996            1997            1996
                                                                        (Millions of Dollars)
Revenues:
  From transmission services                            $2.9            $4.6           $ 7.1           $ 9.3
  From sale of Company generation                        2.3             3.1             4.1             4.3
           Total                                        $5.2            $7.7           $11.2           $13.6



                   Revenues from transmission services decreased primarily due to reduced demand primarily because of mild weather both for the quarter and year to date. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers through the fuel and energy adjustment clause and have had little effect on net income.

OPERATING EXPENSES

                   Fuel expenses for each of the second quarter and first six month periods of 1997 decreased 3% due to decreases in kWh generated and lower average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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



                                                        Three Months Ended           Six Months Ended
                                                              June 30                     June 30
                                                        1997               1996      1997              1996
                                                                     (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power                                      $ 2.4              $ 3.5      $ 5.1            $ 7.8
  Power exchanges, net                                   (.5)                .4         .9              1.7
Affiliated transactions:
  AGC capacity charges                                   6.7                6.8       13.3             13.5
  Other affiliated capacity
    charges                                             12.9               11.5       25.6             23.7
  Energy and spinning reserve
    charges                                             10.5                9.8       24.7             24.4
Purchased power and
  exchanges, net                                       $32.0              $32.0      $69.6            $71.1




                   Nonaffiliated purchased power decreased because of decreased need due to decreased sales to retail customers. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

                   A Public Utility Regulatory Policies Act of 1978 (PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. This project will significantly increase the costs of power purchases.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses increased $2.2 million and $2.7 million for the second quarter and first six months of 1997, respectively, due primarily to the maintenance requirements determined to be necessary during planned outages at the Harrison power station.

                   Restructuring credits in the second quarter and restructuring charges in the first six months of 1996 include expenses associated with the reorganization, which is essentially complete.

                   Depreciation expense increases resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                   Taxes other than income taxes increased $1.6 million for each of the three and six months ended June 1997 due to increased property taxes and capital stock and franchise taxes related to an increase in the assessment of property in Maryland.

                   The net decrease in federal and state income taxes in the second quarter resulted primarily from a decrease in income before taxes. The net increase in the six-month period resulted primarily from an increase in income before taxes, which was primarily related to restructuring charges recorded in 1996.


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

                   The Company expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes.
The risks to which the Company is exposed include underlying price volatility, credit risk, and variations in cash flows, among others. The Company has implemented risk management policies and procedures consistent with industry practices and Company goals.

                        THE POTOMAC EDISON COMPANY

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1997



ITEM 5.    OTHER INFORMATION

                  In late June, the S-4 registration statement filed by Allegheny Power System, Inc. (Allegheny Power) became effective, allowing Allegheny Power and DQE, Inc., parent company of Duquesne Light Company, to pursue shareholder approval for the proposed merger and a change of the company name to Allegheny Energy, Inc. (Allegheny Energy). Allegheny Power and DQE, Inc. held shareholder meetings on August 7, 1997, at which the combination of the two companies and the name change were approved by a vote of shareholders.

                  On August 1, 1997, Allegheny Power and DQE, Inc. filed applications for several major approvals related to the proposed merger of the two companies. In filings with the Federal Energy Regulatory Commission (FERC), Pennsylvania Public Utility Commission (PA PUC), and Maryland Public Service Commission (MD PSC), Allegheny Power and DQE, Inc. outlined their restructuring and merger plans as discussed below.

                  The FERC filing includes commitments concerning rate freezes, rate reductions, and electrical system access options that will spread the positive effects of the merger to many stakeholders. The filing includes the offering of a single transmission rate which is less than the stand-alone rate for the two companies, offers partial rate freezes to wholesale customers which have contracts expiring after 1998, and includes a commitment to join or form an independent system operator
(ISO).

                  The Company's Pennsylvania affiliate, West Penn Power Company (West Penn), and DQE, Inc. filed individual restructuring plans with the PA PUC and, as part of a joint restructuring plan, have also filed their merger application. The filings address unbundled rates for generation, transmission, and distribution services; stranded costs; merger synergy benefits; and other issues as required by Pennsylvania's Electricity Generation Customer Choice and Competition Act. Among other benefits, West Penn's restructuring filing unbundles its rates and tariffs separate from those of DQE's utility subsidiary, Duquesne Light. DQE's restructuring filing includes a redesign of rates and provides for other benefits. The merger filing offers additional detail on the expected synergy benefits of the merger and an allocation of the benefits to customers and shareholders of the two companies.

                  Allegheny Power filed with the MD PSC requesting approval for the issuance of stock to exchange for DQE stock upon merger approval. Allegheny Power is a Maryland Corporation. The filing also discussed the benefits of the merger to Maryland including lower rates for customers and improved operating efficiencies over time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)    Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1997.




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



August 14, 1997