Form 10-Q
period 1997-09-30
POTOMAC EDISON CO
filed 1997-11-13
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997


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

        At November 13, 1997, 22,385,000 shares of the Common
Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

         Form 10-Q for Quarter Ended September 30, 1997



                              Index




                                                        Page
                                                         No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1997 and 1996                           3


  Balance sheet - September 30, 1997
    and December 31, 1996                                 4


  Statement of cash flows - Nine months ended
    September 30, 1997 and 1996                           5


  Notes to financial statements                          6-8


  Management's discussion and analysis of financial
    condition and results of operations                  9-13



PART II--OTHER INFORMATION                               14

                                               THE POTOMAC EDISON COMPANY
                                                   Statement of Income





                                                    Three Months Ended             Nine Months Ended
                                                       September 30                  September 30
                                                    1997         1996            1997              1996
                                                               (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  69,337    $  68,053       $ 227,156         $ 244,339
       Commercial                                   38,963       36,575         110,826           109,234
       Industrial                                   50,006       48,880         146,777           144,910
       Wholesale and other, including affiliates     9,733        8,212          29,207            26,590
       Bulk power transactions, net                  7,425        5,607          18,593            19,173
         Total Operating Revenues                  175,464      167,327         532,559           544,246


    OPERATING EXPENSES:
      Operation:
       Fuel                                         35,737       33,756         104,606           104,514
       Purchased power and exchanges, net           32,845       32,608         102,489           103,695
       Deferred power costs, net                       571       (1,416)           (419)            5,268
       Other                                        21,176       23,378          62,675            66,098
      Maintenance                                   14,523       15,541          45,427            43,777
      Restructuring charges                           -           2,326            -               18,586
      Depreciation                                  18,375       17,748          55,126            53,159
      Taxes other than income taxes                 11,281       11,633          36,211            34,953
      Federal and state income taxes                10,568        6,726          32,100            27,270
              Total Operating Expenses             145,076      142,300         438,215           457,320
              Operating Income                      30,388       25,027          94,344            86,926

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        643          422           1,367               933
      Other income, net                              6,423        3,084          12,204             8,791
              Total Other Income and Deductions      7,066        3,506          13,571             9,724

              Income Before Interest Charges        37,454       28,533         107,915            96,650

    INTEREST CHARGES:
      Interest on long-term debt                    11,919       11,904          35,746            36,069
      Other interest                                   458          506           1,661             1,682
      Allowance for borrowed funds used during
       construction                                   (219)        (258)           (887)             (716)

              Total Interest Charges                12,158       12,152          36,520            37,035


    NET INCOME                                   $  25,296    $  16,381       $  71,395         $  59,615



    See accompanying notes to financial statements.

                                          THE POTOMAC EDISON COMPANY
                                                 Balance Sheet




                                                                 September 30,            December 31,
                                                                    1997                      1996
    ASSETS:                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $55,115,000
           and $60,082,000 under construction                  $  2,166,804             $   2,124,956
         Accumulated depreciation                                  (847,462)                 (791,257)
                                                                  1,319,342                 1,333,699
      Investments:
         Allegheny Generating Company - common stock at equity       55,774                    56,827
         Other                                                          556                       642
                                                                     56,330                    57,469
      Current Assets:
         Cash                                                           137                     1,444
         Accounts receivable:
            Electric service, net of $505,000 and $1,580,000
               uncollectible allowance                               81,939                    95,215
            Affiliated and other                                      8,180                     2,968
         Notes receivable from affiliates                            39,200                    -
         Materials and supplies - at average cost:
            Operating and construction                               23,518                    23,775
            Fuel                                                     18,632                    15,019
         Prepaid taxes                                               16,276                    17,648
         Other                                                        5,325                     7,764
                                                                    193,207                   163,833
      Deferred Charges:
         Regulatory assets                                           88,008                    94,919
         Unamortized loss on reacquired debt                         17,323                    18,010
         Other                                                       12,577                     9,956
                                                                    117,908                   122,885

                Total Assets                                   $  1,686,787             $   1,677,886

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $    447,700             $     447,700
         Other paid-in capital                                        2,690                     2,690
         Retained earnings                                          251,947                   227,726
                                                                    702,337                   678,116
         Preferred stock                                             16,378                    16,378
         Long-term debt and QUIDS                                   627,916                   628,431
                                                                  1,346,631                 1,322,925
      Current Liabilities:
         Short-term debt                                              -                         7,497
         Long-term debt due within one year                             800                       800
         Accounts payable                                            24,993                    33,152
         Accounts payable to affiliates                              23,243                    17,896
         Taxes accrued:
            Federal and state income                                    623                       123
            Other                                                    17,148                    11,542
         Interest accrued                                            13,762                     9,412
         Customer deposits                                            4,527                     6,121
         Restructuring liability                                      1,325                    14,970
         Other                                                        7,546                     7,603
                                                                     93,967                   109,116
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               22,008                    23,622
         Deferred income taxes                                      183,796                   183,727
         Regulatory liabilities                                      12,836                    13,907
         Other                                                       27,549                    24,589
                                                                    246,189                   245,845

                Total Capitalization and Liabilities           $  1,686,787             $   1,677,886




      See accompanying notes to financial statements

                                     THE POTOMAC EDISON COMPANY
                                       Statement of Cash Flows



                                                                          Nine Months Ended
                                                                             September 30
                                                                        1997               1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                  $  71,395          $  59,615
         Depreciation                                                   55,126             53,159
         Deferred investment credit and income taxes, net                6,782             (2,963)
         Deferred power costs, net                                        (419)             5,268
         Unconsolidated subsidiaries' dividends in excess of earnings    1,107              1,193
         Allowance for other than borrowed funds used
             during construction                                        (1,367)              (933)
         Restructuring liability                                       (13,645)            12,845
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 8,064              5,181
                Materials and supplies                                  (3,356)             6,305
                Accounts payable                                        (2,812)            (3,625)
                Taxes accrued                                            6,106              7,927
                Interest accrued                                         4,350              3,998
         Other, net                                                      5,664              5,972
                                                                       136,995            153,942

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (43,631)           (51,363)



    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                     (800)           (18,700)
         Short-term debt, net                                           (7,497)           (21,637)
         Notes receivable from affiliates                              (39,200)           (11,850)
         Dividends on capital stock:
            Preferred stock                                               (613)              (613)
            Common stock                                               (46,561)           (49,140)
                                                                       (94,671)          (101,940)


    NET CHANGE IN CASH                                                  (1,307)               639
    Cash at January 1                                                    1,444              2,953
    Cash at September 30                                             $     137          $   3,592


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $31,657            $31,734
             Income taxes                                               23,005             27,800





    See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes, contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


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

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   1997        1996          1997       1996
                                             (Thousands of Dollars)

Electric operating revenues      $19,664     $20,825       $60,288    $62,757

Operation & maintenance expense      856       1,299         3,612      3,633
Depreciation                       4,284       4,290        12,852     12,870
Taxes other than income taxes      1,185       1,174         3,581      3,582
Federal income taxes               3,109       3,296         9,374     10,002
Interest charges                   3,888       4,081        11,765     12,490
Other income, net                 (9,054)         (1)       (9,055)        (4)
    Net income                   $15,396     $ 6,686       $28,159    $20,184


   The Company's share of the equity in earnings above was $4.3 million and $1.9 million for the three months ended September
   30, 1997 and 1996, respectively, and $7.9 million and $5.7 million for the nine months ended September 30, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income. The increases in other income, net, and the resulting increases in net income for the 1997 periods was due to an interest refund on a tax-related contract settlement.


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company and Duquesne Light Company.

   The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission
   (FERC), the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission under the Hart, Scott, Rudino legislation. Additionally, Allegheny Power has requested the Maryland Public Service Commission
   (PSC) to indicate its approval of the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE each held a separate shareholder meeting on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At Allegheny Power's meeting, the shareholders also decisively approved the change in Allegheny Power's name to Allegheny Energy, Inc. (Allegheny Energy).

   On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order on or before the end of May 1998. The PSC instituted a proceeding against the Company to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

   On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc. by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

   On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against Allegheny Power, the Company's Pennsylvania affiliate, West Penn Power Company (West Penn), DQE, and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between Allegheny Power and DQE be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, Allegheny Power, West Penn, DQE, and Duquesne Light Company filed motions to dismiss the complaint. While Allegheny Energy cannot predict the outcome of this action, it believes the suit is without merit.


5. On August 1, 1997, in combination with Allegheny Power's merger approval filing, the Company's Pennsylvania affiliate, West Penn, filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into their generation, transmission and distribution components, a plan for eventual replacement of the existing Power Supply Agreement (PSA) under which the Company and its existing two utility affiliates share capacity, energy, capacity reserves and transmission resources with a more efficient structure, and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).


6. Restructuring charges in the first nine months of 1996 ($11.7 million, net of tax) include expenses associated with a reorganization, which is essentially complete.


7. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $58 million at September 30, 1997, are primarily related to investments in electric facilities and, under a continuing regulated environment, would be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years. See page 13 for information concerning activity in the states of Maryland, Virginia, and West Virginia concerning activity related to electric utility restructuring and competition.


8. The Company has spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company to process information in the year 2000 and beyond without significant problems. Expenditures for the software modifications and upgrades are not expected to have a material impact on the Company's results of operations or financial position.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


Review of Operations

NET INCOME

        Net income for the third quarter and first nine months of 1997 and 1996, and the after-tax restructuring charges included in the 1996 periods are shown below.

                                           Net Income
                             Three Months Ended    Nine Months Ended
                                September 30         September 30
                              1997        1996      1997       1996
                                     (Millions of Dollars)

Net Income as Reported       $25.3       $16.4     $71.4      $59.6

Restructuring Charges          -           1.4       -         11.7

Net Income Adjusted          $25.3       $17.8     $71.4      $71.3


        The increase in third quarter net income, before restructuring charges, was primarily due to a 2% increase in kilowatt-hour (kWh) sales to retail customers, a reduction of expenses achieved through restructuring efforts and other cost controls, and an interest refund on a tax-related contract settlement by the Company's 28% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC. See Note 3 to Financial Statements for additional information.

        The year-to-date net income, before restructuring charges, remains about the same as the previous period. The year-to-date period reflects increased kWh sales to commercial and industrial customers of 2% and 1%, respectively, a reduction of expenses achieved through restructuring efforts and other cost controls, and increased equity in earnings from AGC, offset in part by decreased residential kWh sales. Residential kWh sales decreased 6% due to mild first quarter winter weather (heating degree days 12% below normal and 22% below the first quarter of
1996).


SALES AND REVENUES

        Retail kWh sales in the third quarter to residential, commercial, and industrial customers increased 3%, 6%, and .4%, respectively, for a net increase of 2%. In the first nine months, kWh sales to residential customers decreased 6%, and to commercial and industrial customers increased 2% and 1%, respectively, for a net decrease of 1%. Increased kWh sales to residential customers in the third quarter was primarily due to growth in the number of customers. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the first nine months due to the mild weather. Commercial kWh sales increased in the third quarter and first nine months of 1997 due to growth in the number of customers, and in the quarter also due to increased usage. Industrial kWh sales increased for the third quarter and first nine months of 1997 due primarily to increased sales to the paper, printing, rubber, and plastics products customer groups.

        The change in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                              Change from Prior Periods
                                              Quarter       Nine Months
                                                (Millions of Dollars)

Fuel and energy cost adjustment clauses*       $ .9            $ (8.0)
Increased (decreased) kWh sales                 3.4              (7.8)
Other                                            .5               2.1
    Change in retail revenues                  $4.8            $(13.7)


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


        The increase in wholesale and other revenues for the third quarter and first nine months of 1997 was due primarily to the sale of transmission services to affiliated companies, offset in part by second and third quarter decreased sales to a wholesale customer related to the shutdown of a paper recycling plant. All of the Company's wholesale customers have signed contracts to remain as customers for periods ranging from about one year to four years.

        Revenues from bulk power transactions consist of the following items:

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      1997          1996     1997         1996
                                               (Millions of Dollars)

Revenues:
  From transmission services          $3.2         $4.0     $10.3        $13.3
  From sales of Company generation     4.2          1.6       8.3          5.9
    Total                             $7.4         $5.6     $18.6        $19.2

        Revenues from transmission services decreased primarily due to reduced demand, primarily because of mild weather. The increases in sales of Company generation resulted primarily from increased sales to brokers and power marketers. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers through the fuel and energy adjustment clause and had little effect on net income.


OPERATING EXPENSES

        Fuel expenses for the third quarter increased 6% due to an increase in kWh generated due to increased bulk power sales from Company generation to brokers and marketers and increased sales to affiliates. Fuel expenses for the first nine months of 1997 remained about the same. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

        "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated companies, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement, whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                   1997        1996       1997       1996
                                          (Millions of Dollars)

Nonaffiliated transactions:
  Purchased power                 $ 3.3       $ 2.4      $  8.4     $ 10.2
  Power exchanges, net              (.9)         .1         -          1.8
Affiliated transactions:
  AGC capacity charges              5.7         6.7        19.0       20.2
  Other affiliated capacity
    charges                        12.4        11.9        38.0       35.6
Energy and spinning reserve
  charges                          12.4        11.5        37.1       35.9
    Purchased power and
      exchanges, net              $32.9       $32.6      $102.5     $103.7


        Nonaffiliated purchased power decreased in the nine months ended September 30, 1997 because of decreased demand due to decreased sales to retail customers. The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

        A Public Utility Regulatory Policies Act of 1978 (PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. This project will significantly increase the costs of power purchases.

        The decrease in other operation expense for the three and nine months ended September 1997 resulted primarily from decreases in salaries and wages achieved through restructuring efforts.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses for the third quarter decreased $1.0 million due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Maintenance expenses for the first nine months increased $1.7 million reflecting an offset to expense reduction efforts due to maintenance requirements determined to be necessary during planned outages at the Harrison Power Station.

        Restructuring charges in the third quarter and the first nine months of 1996 include expenses associated with a reorganization, which is essentially complete.

        Depreciation expense increases resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

        Taxes other than income taxes increased $1.3 million for the nine months ended September 1997 due to increased property taxes and capital stock and franchise taxes related to an increase in the assessment of property in Maryland.

        The net increases in federal and state income taxes in the third quarter and in the nine months ended September 1997 resulted primarily from increases in income before taxes. The nine months ended increase in income before taxes was primarily related to restructuring charges recorded in 1996.

        The increases in other income, net, of $3.3 million and $3.4 million for the third quarter and first nine months of 1997, respectively, were primarily due to an interest refund on a tax-related contract settlement received by the Company's subsidiary, Allegheny Generating Company.


Financial Condition and Requirements

        The Company's discussion on Financial Condition and Requirements and Competition in Core Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, legal actions, restructuring of the electric utility industry, and, as described in Note 4 to the Financial Statements, merger activities.

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

        The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 (PUHCA) and the Public Utility Regulatory Policies Act of 1978 (PURPA).

        This fall, in Maryland, a task force will examine issues involved in retail electric competition and will include its findings in a report to the General Assembly in mid-December.
The task force is looking at how the electric utility industry in Maryland can be restructured to reduce energy costs and better meet the needs of consumers. The Company holds a seat on the advisory group which is assisting the task force in its deliberations. Also, the Maryland Public Service Commission
(PSC) recently held hearings on the restructuring issue. In addition, the PSC has issued a report recommending that all electric consumers in the state have the opportunity to choose their electric supplier, with service beginning April 2, 2001.

        The West Virginia Public Service Commission also created a task force to study electric utility restructuring and competition. On October 15, the group issued a final report addressing various issues of competition and customer choice. The task force, which includes the Company as a member, will continue to further discuss issues relevant to electric utility competition.

        In early November, the staff of the State Corporation Commission of Virginia is expected to file recommendations on competition and electric utility restructuring. Five working groups, which included representatives from the Company, have been working with the staff to develop recommendations. In addition, the Virginia General Assembly has established a Joint Subcommittee to examine electric utility restructuring.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1997


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1997.





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



November 13, 1997