Form 10-Q
period 1998-03-31
POTOMAC EDISON CO
filed 1998-05-14
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1998


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

    At May 14, 1998, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

           Form 10-Q for Quarter Ended March 31, 1998



                              Index



                                                          Page
                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1998 and 1997                                 3


  Balance sheet - March 31, 1998
    and December 31, 1997                                   4


  Statement of cash flows - Three months ended
    March 31, 1998 and 1997                                 5


  Notes to financial statements                            6-9


  Management's discussion and analysis of financial
    condition and results of operations                   10-16



PART II--OTHER INFORMATION                                17-18

                                 THE POTOMAC EDISON COMPANY
                                    Statement of Income



                                                         Three Months Ended
                                                              March 31
                                                       1998              1997
                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                  $  90,329         $  91,563
       Commercial                                      37,691            37,496
       Industrial                                      48,512            46,737
       Wholesale and other, including affiliates       10,984            10,482
       Bulk power transactions, net                     4,182             5,950
         Total Operating Revenues                     191,698           192,228


    OPERATING EXPENSES:
      Operation:
       Fuel                                            35,557            35,397
       Purchased power and exchanges, net              35,925            37,597
       Deferred power costs, net                           33              (323)
       Other                                           21,178            21,722
      Maintenance                                      14,736            15,584
      Depreciation                                     18,645            18,377
      Taxes other than income taxes                    12,909            12,174
      Federal and state income taxes                   15,093            14,638
              Total Operating Expenses                154,076           155,166
              Operating Income                         37,622            37,062

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                           197               407
      Other income, net                                 2,216             2,607
              Total Other Income and Deductions         2,413             3,014

              Income Before Interest Charges           40,035            40,076

    INTEREST CHARGES:
      Interest on long-term debt                       11,800            11,914
      Other interest                                      584               752
      Allowance for borrowed funds used during
       construction                                      (271)             (313)

              Total Interest Charges                   12,113            12,353


    NET INCOME                                      $  27,922         $  27,723


    See accompanying notes to financial statements.

                                 THE POTOMAC EDISON COMPANY
                                       Balance Sheet



                                                                 March 31,            December 31,
                                                                   1998                   1997
    ASSETS:                                                           (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $57,619,000
           and $55,702,000 under construction                 $  2,209,132          $   2,196,262
         Accumulated depreciation                                 (877,627)              (859,076)
                                                                 1,331,505              1,337,186
      Investments:
         Allegheny Generating Company - common stock at equity      55,269                 55,847
         Other                                                         512                    529
                                                                    55,781                 56,376
      Current Assets:
         Cash                                                        2,375                  2,319
         Deposit with trustee for redemption
            of long-term debt                                        3,237                 -
         Accounts receivable:
            Electric service, net of $1,991,000 and $1,683,000
               uncollectible allowance                              86,845                 83,431
            Affiliated and other                                     9,103                  5,302
            Notes receivable from affiliates                        43,050                  1,450
         Materials and supplies - at average cost:
            Operating and construction                              23,762                 23,715
            Fuel                                                    19,145                 15,843
         Prepaid taxes                                              14,212                 15,052
         Other                                                       2,701                  4,716
                                                                   204,430                151,828
      Deferred Charges:
         Regulatory assets                                          78,617                 80,651
         Unamortized loss on reacquired debt                        17,018                 17,094
         Other                                                      17,256                 17,512
                                                                   112,891                115,257

                Total Assets                                  $  1,704,607          $   1,660,647

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                         $    447,700          $     447,700
         Other paid-in capital                                       2,690                  2,690
         Retained earnings                                         267,109                239,391
                                                                   717,499                689,781
         Preferred stock                                            16,378                 16,378
         Long-term debt and QUIDS                                  628,107                627,012
                                                                 1,361,984              1,333,171
      Current Liabilities:
         Long-term debt due within one year                          3,200                  1,800
         Accounts payable                                           27,165                 29,125
         Accounts payable to affiliates                             20,150                 19,929
         Taxes accrued:
            Federal and state income                                14,235                  2,106
            Other                                                   14,542                 11,461
         Interest accrued                                           13,098                  9,487
         Payrolls accrued                                            -                      6,353
         Other                                                      11,059                 10,553
                                                                   103,449                 90,814
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                              21,001                 21,470
         Deferred income taxes                                     181,889                178,529
         Regulatory liabilities                                     12,150                 12,424
         Other                                                      24,134                 24,239
                                                                   239,174                236,662

                Total Capitalization and Liabilities          $  1,704,607          $   1,660,647



      See accompanying notes to financial statements.

                                         THE POTOMAC EDISON COMPANY
                                          Statement of Cash Flows



                                                                          Three Months Ended
                                                                               March 31
                                                                        1998              1997
                                                                        (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                  $ 27,922          $ 27,723
         Depreciation                                                  18,645            18,377
         Deferred investment credit and income taxes, net               3,184             2,034
         Deferred power costs, net                                         33              (323)
         Unconsolidated subsidiaries' dividends in excess of earnings     588               750
         Allowance for other than borrowed funds used
             during construction                                         (197)             (407)
         Restructuring liability                                         (598)           (4,968)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                               (7,215)           (4,123)
                Materials and supplies                                 (3,349)           (3,926)
                Accounts payable                                       (1,739)           (4,383)
                Taxes accrued                                          15,210            18,073
                Interest accrued                                        3,611             4,295
         Other, net                                                       128             7,511
                                                                       56,223            60,633

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                    (13,526)          (10,119)


    CASH FLOWS FROM FINANCING:










         Issuance of long-term debt                                     4,200              -
         Retirement of long-term debt                                  (1,800)             (800)
         Deposit with trustee for redemption
            of long-term debt                                          (3,237)             -
         Short-term debt, net                                            -               (7,497)
         Notes receivable from affiliates                             (41,600)          (36,850)
         Dividends on preferred stock                                    (204)             (204)
                                                                      (42,641)          (45,351)



    NET CHANGE IN CASH                                                     56             5,163
    Cash at January 1                                                   2,319             1,444
    Cash at March 31                                                 $  2,375          $  6,607


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $7,552            $8,422
             Income taxes                                                -                 -


    See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.


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

                                               Three Months Ended
                                                    March 31
                                               1998          1997
                                             (Thousands of Dollars)

   Electric operating revenues               $18,604       $20,216

   Operation and maintenance expense             953         1,285
   Depreciation                                4,226         4,284
   Taxes other than income taxes               1,160         1,195
   Federal income taxes                        2,865         3,124
   Interest charges                            3,513         3,960
   Other income, net                             (50)         -
     Net income                              $ 5,937       $ 6,368


   The Company's share of the equity in earnings above was $1.7 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy).

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On April 30, 1998, the Pennsylvania Public Utility Commission
   (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning.
   The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until it is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

   The Nuclear Regulatory Commission (NRC) has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   Merger-related decisions are expected by the end of the second quarter from the FERC, the Department of Justice/Federal Trade Commission, and the Securities and Exchange Commission. Allegheny Energy is also filing for review of certain merger-related activities with the Public Service Commission of West Virginia and the Virginia State Corporation Commission.

   All of the Company's incremental costs of the merger process ($3.8 million through March 31, 1998) are being deferred.
   The accumulated merger costs will be written off by the Company when the merger occurs, or when it is determined that the merger will not occur.

5. In December 1997, in an initial Order followed by a second Order revising certain implementation dates, the Maryland PSC ordered an electric competition transition plan for Maryland requiring full retail customer choice by July 1, 2002, in yearly one-third increments beginning July 1, 2000; a price cap mechanism; recovery of verifiable and prudent stranded costs (after mitigation); and roundtable and adjudicatory proceedings to address issues such as universal service, demand-side management programs, customer education, etc. In its Order, the PSC stated its belief that it had the authority under existing law to implement the Order, but requested the legislature to enact certain "technical amendments" to facilitate the transition.

   In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company's Pennsylvania utility affiliate, West Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West Penn and its utility affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC). Recovery of stranded costs is a key issue.

   On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for West Penn. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a CTC. In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment which are not recoverable in a competitive market. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and West Penn believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.


6. In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the December 1997 Maryland PSC Order requiring customer choice establishes such processes, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland portion only) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland Order establishes definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a nonbypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.


7. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $53 million at March 31, 1998, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The remaining recovery period for items other than income taxes is from three to seven years in businesses that remain subject to regulation.


8. The Company uses derivative instruments to manage risk exposure associated with energy contracts. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at March 31, 1998, is not materially different from book value.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1998 WITH FIRST QUARTER OF 1997

The Notes to Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December
31, 1997, should be read with the following Management's
Discussion and Analysis information.


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


Significant Events in the First Quarter of 1998

        In Maryland on January 30, 1998, the Office of People's
Counsel filed a petition to reduce the rates of the Company. In response, the Maryland PSC ordered the Company to file a rate case by May 22, 1998.

        On March 25, 1998, the Maryland Public Service Commission
(PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the issuance of stock for the merger with DQE, Inc. (DQE). This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger. Thereafter, the Nuclear Regulatory Commission approved the transfer of control of the operating licenses for Duquesne Light Company's (Duquesne) Beaver Valley Unit No.'s 1 and 2 and Perry Unit No. 1 nuclear plants as required for the proposed merger between Allegheny Power System, Inc. and DQE, parent company of Duquesne. Duquesne will still be the licensee, but the approval was necessary since control of Duquesne after the merger will pass from DQE to Allegheny Energy.

        On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning. The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until it is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures.
Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

        On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for West Penn. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a Competitive Transition Charge (CTC). In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment, which are not recoverable in a competitive market. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and West Penn believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.

Review of Operations

EARNINGS SUMMARY

        Net income for the first quarter of 1998 was up slightly from the first quarter of 1997 despite a 2.1% reduction in residential kilowatt-hour (kWh) sales resulting from the extremely mild winter weather in 1998. The 1998 winter was 11% warmer than 1997 and 22% warmer than normal as measured by heating degree days and was the warmest in more than 100 years. The slight increase in earnings was achieved by continuing efforts to reduce operations and maintenance (O&M) expenses and a 2.2% and 2.3% increase in kWh sales to commercial and industrial customers, respectively.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major
retail customer classes were:
                                       Change from Prior Period
                                                Quarter
                                       Revenues            kWh

Residential                             (1.3)%            (2.1)%
Commercial                                .5               2.2
Industrial                               3.8               2.3
  Total                                   .4%               .5%


        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions. The 1998 first quarter winter weather was 11% warmer than 1997 and 22% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 2.2% increase in the first quarter primarily reflects growth in the number of customers. The increase of 2.3% in industrial kWh sales reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                        Change from Prior Period
                                                 Quarter
                                          (Millions of Dollars)

Fuel clauses                                       $1.1
All other                                           (.4)
  Net change in retail revenues                    $ .7


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The decrease in the first quarter all other retail revenues was primarily the result of mild weather.

        Wholesale and other revenues were as follows:

                                           Three Months Ended
                                                March 31
                                           1998          1997
                                         (Millions of Dollars)

Wholesale customers                       $ 6.9         $ 7.8
Affiliated companies                        2.6           1.8
Street lighting and other                   1.5            .9
  Total wholesale and other revenues      $11.0         $10.5


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. A five-year contract with estimated annual revenues totaling about $3 million was signed in 1997 with one of the Company's wholesale customers. The existing contracts with four Maryland wholesale customers expire in 1998. The Company is bidding to continue as their wholesale supplier. The decrease in wholesale revenues in 1998 was primarily due to the mild 1998 winter as mentioned above and the shut-down in early 1997 of a large fiber plant on a wholesale customer's system.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generation spinning reserves and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in 1998 resulted primarily from an increase in the allocation of transmission services revenues to the Company.

        Revenues from bulk power transactions consist of the
following items:
                                            Three Months Ended
                                                  March 31
                                            1998          1997
                                          (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies                 $2.8          $4.2
  Bulk power                                 1.4           1.8
    Total bulk power transactions, net      $4.2          $6.0

        The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Revenues from transmission services to nonaffiliated companies in the first quarter of 1998 decreased due to reduced demand, primarily because of mild weather.


OPERATING EXPENSES

        Fuel expenses for the first quarter remained relatively unchanged from the previous quarter. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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
                                                Three Months Ended
                                                     March 31
                                                1998          1997
                                              (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power                              $ 2.7         $ 2.7
  Power exchanges, net                           1.3           1.4
Affiliated transactions:
  AGC capacity charges                           6.2           6.6
  Other affiliated capacity charges             11.9          12.7
  Energy and spinning reserve charges           13.8          14.2
    Purchased power and exchanges, net         $35.9         $37.6


        A Public Utility Regulatory Policies Act of 1978 (PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, the Company unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and the Company's rates in Maryland.

        The decrease in other operation expenses resulted primarily from a reduction in expenses related to provisions for uninsured claims.

        Maintenance expenses decreased $.8 million for the first quarter due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense increased primarily due to additions to electric plant.

        Taxes other than income taxes increased $.7 million due to increased property taxes related to an increase in the assessment of property in Maryland.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Financial Statements for information about merger activities, the Pennsylvania Customer Choice Act, and the Maryland initial Order.

        The Company uses derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At March 31, 1998, the trading books of the Company consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1998, the Company also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

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

        Allegheny Energy is working actively within its states to advance customer choice. However, it believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 and PURPA.

        The West Virginia Legislature passed a House Bill on March 14, 1998, which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directs the West Virginia Public Service Commission to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also sets up a task force of all interested parties to participate in the plan development. When complete, the plan will be returned to the Legislature for approval or rejection.

        In early March, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years.

        In late March, on the federal level, the Clinton Administration outlined its electricity deregulation proposal in a set of "principles" for Congress. The proposal sets January 1, 2003, as the start date for customer choice. States that have already deregulated would be allowed to maintain the structures they have created, and low-cost states could opt out if they believe their consumers would not benefit from competition.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1998


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     1.  (a)  Date and Kind of Meeting:

              The annual meeting of shareholders was held at Hagerstown, Maryland, on April 22, 1998. No proxies were solicited.

         (b)  Election of Directors:

              The holder of all 22,385,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                Eleanor Baum               Alan J. Noia
                William L. Bennett         Jay S. Pifer
                Wendell F. Holland         Steven H. Rice
                Phillip E. Lint            Gunnar E. Sarsten
                Frank A. Metz, Jr.         Peter J. Skrgic
                Michael P. Morrell



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              (27)  Financial Data Schedule

         (b) On March 23, 1998, the Company filed a Form 8-K concerning the Senior Officer Separation Plan which may be offered to certain of its officers after consummation of the merger between Allegheny Energy, Inc. and DQE, Inc. At the Company's December 4, 1997, Board of Directors Meeting, the Board approved the Separation Plan.

                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE POTOMAC EDISON COMPANY

                                        /s/      T. J. KLOC
                                         T. J. Kloc, Controller
                                       (Chief Accounting Officer)

May 14, 1998