Form 10-Q
period 1998-06-30
POTOMAC EDISON CO
filed 1998-08-14
CIK 79731

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998

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

    At August 14, 1998, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

            Form 10-Q for Quarter Ended June 30, 1998


                              Index


                                                          Page
                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1998 and 1997                                  3


  Balance sheet - June 30, 1998
    and December 31, 1997                                   4


  Statement of cash flows - Six months ended
    June 30, 1998 and 1997                                  5


  Notes to financial statements                            6-9


  Management's discussion and analysis of financial
    condition and results of operations                   10-20



PART II--OTHER INFORMATION                                 21

                                         THE POTOMAC EDISON COMPANY
                                            Statement of Income


                                                    Three Months Ended           Six Months Ended
                                                          June 30                     June 30
                                                    1998         1997            1998          1997
                                                                (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  65,932    $  66,256       $ 156,261     $ 157,819
       Commercial                                   38,797       34,367          76,488        71,863
       Industrial                                   52,412       50,034         100,924        96,771
       Wholesale and other, including affiliates    10,365        8,992          21,349        19,474
       Bulk power transactions, net                 10,013        5,218          14,195        11,168
         Total Operating Revenues                  177,519      164,867         369,217       357,095


    OPERATING EXPENSES:
      Operation:
       Fuel                                         35,924       33,472          71,481        68,869
       Purchased power and exchanges, net           29,518       32,047          65,443        69,644
       Deferred power costs, net                     5,655         (667)          5,688          (990)
       Other                                        22,521       19,777          43,699        41,499
      Maintenance                                   12,492       15,320          27,228        30,904
      Depreciation                                  18,720       18,374          37,365        36,751
      Taxes other than income taxes                 12,155       12,756          25,064        24,930
      Federal and state income taxes                10,498        6,894          25,591        21,532
              Total Operating Expenses             147,483      137,973         301,559       293,139
              Operating Income                      30,036       26,894          67,658        63,956

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                         18          317             215           724
      Other income, net                              2,346        3,174           4,562         5,781
              Total Other Income and Deductions      2,364        3,491           4,777         6,505

              Income Before Interest Charges        32,400       30,385          72,435        70,461

    INTEREST CHARGES:
      Interest on long-term debt                    11,740       11,913          23,540        23,827
      Other interest                                   367          451             951         1,203
      Allowance for borrowed funds used during
       construction                                   (211)        (355)           (482)         (668)

              Total Interest Charges                11,896       12,009          24,009        24,362


    NET INCOME                                   $  20,504    $  18,376       $  48,426     $  46,099



    See accompanying notes to financial statements.

                                          THE POTOMAC EDISON COMPANY
                                                 Balance Sheet


                                                                  June 30,                 December 31,
                                                                    1998                       1997
    ASSETS:                                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $51,486,000
           and $55,702,000 under construction                  $  2,220,157              $   2,196,262
         Accumulated depreciation                                  (894,300)                  (859,076)
                                                                  1,325,857                  1,337,186
      Investments:
         Allegheny Generating Company - common stock at equity       45,738                     55,847
         Other                                                          487                        529
                                                                     46,225                     56,376
      Current Assets:
         Cash                                                         1,626                      2,319
         Accounts receivable:
            Electric service, net of $1,978,000 and $1,683,000
               uncollectible allowance                               78,521                     83,431
            Affiliated and other                                     17,099                      5,302
            Notes receivable from affiliates                         48,550                      1,450
         Materials and supplies - at average cost:
            Operating and construction                               23,863                     23,715
            Fuel                                                     18,768                     15,843
         Prepaid taxes                                               13,187                     15,052
         Other                                                        1,167                      4,716
                                                                    202,781                    151,828
      Deferred Charges:
         Regulatory assets                                           77,058                     80,651
         Unamortized loss on reacquired debt                         16,812                     17,094
         Other                                                       17,972                     17,512
                                                                    111,842                    115,257

                Total Assets                                   $  1,686,705              $   1,660,647

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $    447,700              $     447,700
         Other paid-in capital                                        2,690                      2,690
         Retained earnings                                          259,875                    239,391
                                                                    710,265                    689,781
         Preferred stock                                             16,378                     16,378
         Long-term debt and QUIDS                                   628,202                    627,012
                                                                  1,354,845                  1,333,171
      Current Liabilities:
         Long-term debt due within one year                           -                          1,800
         Accounts payable                                            25,176                     29,125
         Accounts payable to affiliates                              29,087                     19,929
         Taxes accrued:
            Federal and state income                                    262                      2,106
            Other                                                    15,536                     11,461
         Interest accrued                                             9,211                      9,487
         Payrolls accrued                                             -                          6,353
         Other                                                       10,449                     10,553
                                                                     89,721                     90,814
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               20,532                     21,470
         Deferred income taxes                                      181,577                    178,529
         Regulatory liabilities                                      11,877                     12,424
         Other                                                       28,153                     24,239
                                                                    242,139                    236,662

                Total Capitalization and Liabilities           $  1,686,705              $   1,660,647



      See accompanying notes to financial statements.

                                   THE POTOMAC EDISON COMPANY
                                     Statement of Cash Flows

                                                                           Six Months Ended
                                                                                June 30
                                                                         1998              1997
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                   $ 48,426          $ 46,099
         Depreciation                                                   37,365            36,751
         Deferred investment credit and income taxes, net                2,045             4,424
         Deferred power costs, net                                       5,688              (990)
         Unconsolidated subsidiaries' dividends in excess of earnings   10,139             1,477
         Allowance for other than borrowed funds used
             during construction                                          (215)             (724)
         Restructuring liability                                        (1,187)           (7,011)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                (6,887)            6,113
                Materials and supplies                                  (3,073)           (5,261)
                Accounts payable                                         5,209           (13,126)
                Taxes accrued                                            2,231             4,976
         Other, net                                                      2,336             5,424
                                                                       102,077            78,152

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (26,927)          (25,806)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                      4,200              -
         Retirement of long-term debt                                   (5,000)             (800)
         Short-term debt, net                                             -               (7,497)
         Notes receivable from affiliates                              (47,100)          (34,650)
         Dividends on capital stock:
            Preferred stock                                               (409)             (409)
            Common stock                                               (27,534)          (10,297)
                                                                       (75,843)          (53,653)


    NET CHANGE IN CASH                                                    (693)           (1,307)
    Cash at January 1                                                    2,319             1,444
    Cash at June 30                                                   $  1,626          $    137


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $22,941           $24,268
             Income taxes                                               25,973            16,620



    See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


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


3. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for
   AGC:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     1998        1997      1998        1997
                                             (Thousands of Dollars)

   Electric operating revenues     $19,126     $20,408   $37,730     $40,624

   Operation and maintenance
     expense                         1,542       1,471     2,495       2,756
   Depreciation                      4,242       4,284     8,468       8,568
   Taxes other than income taxes     1,177       1,201     2,337       2,396
   Federal income taxes              2,907       3,141     5,772       6,265
   Interest charges                  3,298       3,917     6,811       7,877
   Other income, net                    (1)         (1)      (51)         (1)
     Net income                    $ 5,961     $ 6,395   $11,898     $12,763


   The Company's share of the equity in earnings above was $1.6 million and $1.8 million for the three months ended June 30, 1998 and 1997, respectively, and $3.3 million and $3.6 million for the six months ended June 30, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On July 8, 1998, the City of Pittsburgh reached a settlement agreement with Allegheny Energy and agreed to support the merger.

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest ISO is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's utility affiliate, and will best mitigate the market power issue.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 MW Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy may be required to divest up to 2,500 MW of generation, subject to a PUC Order.

   In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania affiliate, West Penn Power Company (West Penn) described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998,

   Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   All of the Company's incremental costs of the merger process ($4.3 million through June 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or when it is determined that the merger will not occur.


5. As required by the Maryland PSC, the Company, on July 1, 1998, filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. The filing also requested a surcharge to recover the cost of the Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in March 1999. A second PSC proceeding is planned to begin examining market power protective measures in December 1999.

   In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. The Company's Pennsylvania affiliate, West Penn, is subject to this Act.
   On August 1, 1997, West Penn filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of stranded costs through a Competitive Transition Charge
   (CTC).

   On May 29, 1998, West Penn received a final order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

   On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return, over seven years, starting in January 1999, through the CTC. Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment, which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy believed were appropriate.

   Allegheny Energy believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.

   As a result of the PUC restructuring Order, West Penn has determined that it is required to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71". In doing so, West Penn has also determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) is required to reflect a write-off of disallowances in the PUC's Order. The write-off, recorded in June 1998 by West Penn, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order.


6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                         THE POTOMAC EDISON COMPANY


        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company and the DQE, Inc. (DQE) merger as well as results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation if DQE seeks to terminate the merger agreement; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Six Months of 1998

*   Merger with DQE

        In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the Pennsylvania Public Utility Commission (PUC) Orders of July 23, 1998 and May 29, 1998. See Notes 4 and 5 to the financial statements for more information about these Orders. DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger, and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent.

DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy is continuing to seek the remaining regulatory approvals from the Federal Energy Regulatory Commission (FERC), the Department of Justice, and the Securities and Exchange Commission. The Company cannot predict the outcome of the requested approvals or of the differences between Allegheny Energy and DQE.


*   Maryland Settlement and Deregulation

        After substantial negotiations, the Company reached a settlement agreement with various parties on the Office of People's Counsel's (OPC) petition for a reduction in the Company's Maryland rates. Under the terms of the agreement, the Company will increase its rates about 3% in each of the years 1999, 2000, and 2001 (about $11 million each year). The increases reflect the net effect of a rate increase of about $60 million for recovery of a power purchase commitment for energy from AES Corporation's "Warrior Run" generation project beginning October 1, 1999, offset by rate reductions reflecting Maryland's share of the Company's merger savings (about $4.4 million annually) when Allegheny Energy merges with DQE, and other rate reductions to reduce the Company's "excess earnings" alleged by OPC. The net effect of the agreement over the 1999-2001 time frame is expected to result in a pre-tax income reduction of $16.4 million in 1999, $22.4 million in 2000, and $26.4 million in 2001. In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a threshold return on equity (ROE) level of 11.4% for 1999-2001. This sharing will occur through an after-the-fact true-up conducted after each calendar year is completed. The settlement agreement was filed with the Maryland Public Service Commission on July 30, 1998. "Warrior Run" is a cogeneration project being built by AES Corporation in western Maryland. The Company is required to purchase the project's energy at above-market prices pursuant to the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

        On July 1, 1998, the Company filed testimony in
Maryland's investigation into stranded costs, price protection, and unbundled rates. See Note 5 to the financial statements for more information regarding the Maryland filing.

*   Pennsylvania Deregulation

        On May 29, 1998, West Penn Power Company (West Penn), the Company's Pennsylvania affiliate, received a final order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

        On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return over seven years, starting in January 1999, through the Competitive Transition Charge (CTC). Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy believed were appropriate.

        Allegheny Energy believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order. Allegheny Energy cannot predict the outcome of settlement discussions or the related legal proceedings.


*   Trading Activities

        In June and July 1998, certain events combined to produce very significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June 1998 was insignificant to the Company.

Review of Operations

EARNINGS SUMMARY

        Net income for the second quarter of 1998 was $20.5 million compared with $18.4 million in the corresponding 1997 period. For the first six months of 1998, net income was $48.4 million compared with $46.1 million for the corresponding 1997 period. The increase in the second quarter is primarily due to a 12.8% and 8.2% increase in kilowatt-hour (kWh) sales to commercial and industrial customers, respectively.

        The increase in year-to-date net income was also due to increases in kWh sales to commercial and industrial customers of 7.2% and 5.3%, respectively. KWh sales to residential customers, however, decreased 1.5% in this period primarily due to mild winter weather in 1998. The 1998 winter was 11% warmer than 1997 and 22% warmer than normal as measured by heating degree days and was the warmest in more than 100 years.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                              Change from Prior Periods
                       Three Months Ended     Six Months Ended
                             June 30               June 30
                       Revenues       kWh     Revenues     kWh

Residential              (.5)%        (.6)%    (1.0)%     (1.5)%
Commercial              12.9         12.8       6.4        7.2
Industrial               4.8          8.2       4.3        5.3
  Total                  4.3%         6.2%      2.2%       3.1%


        Residential kWh sales, which are more weather sensitive than the other classes, decreased 1.5% in the six months ended period due primarily to changes in customer usage because of weather conditions. The 1998 first quarter winter weather was 11% warmer than 1997 and 22% warmer than normal as measured by heating degree days. The increase in commercial kWh sales for the three and six months ended periods reflects increased usage as well as growth in the number of customers. The increase in industrial kWh sales in both periods reflects increased sales to paper and printing customers and to the Eastalco aluminum reduction plant, and generally reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                 Change from Prior Periods
                         Three Months Ended     Six Months Ended
                               June 30               June 30
                                   (Millions of Dollars)

Fuel clauses                    $3.1                  $4.3
All other                        3.4                   2.9
  Net change in retail
    revenues                    $6.5                  $7.2


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the three and six months ended periods all other retail revenues was primarily the result of customer usage.

        Wholesale and other revenues were as follows:

                                 Three Months Ended     Six Months Ended
                                       June 30               June 30
                                  1998        1997      1998        1997
                                          (Millions of Dollars)

Wholesale customers              $ 5.8        $6.0     $12.7       $13.8
Affiliated companies               2.7         2.6       5.3         4.4
Street lighting and other          1.8          .4       3.3         1.3
  Total wholesale and other
    revenues                     $10.3        $9.0     $21.3       $19.5


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Five-year contracts have been signed (one in 1997 with an expiration date in 2002 with estimated annual revenues of $3 million, and four in 1998 with expiration dates in 2003 with estimated annual revenues of $19 million) with the Company's wholesale customers allowing the Company to continue as their wholesale supplier. The decrease in wholesale revenues in 1998 was primarily due to the mild 1998 winter as mentioned above.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generation spinning reserves and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in the three and six months ended June 30, 1998 resulted primarily from an increase in the allocation of transmission services revenues to the Company.

        The increases in street lighting and other revenues in the quarter and year-to-date periods ended June 30, 1998 were primarily due to an increase in rental revenues associated with company-owned facilities.

        Bulk power transactions consist of sales of power to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                 Three Months Ended     Six Months Ended
                                       June 30               June 30
                                  1998        1997      1998        1997
                                          (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies      $ 3.5        $2.9     $ 6.3       $ 7.1
  Bulk power                       6.5         2.3       7.9         4.1
    Total bulk power trans-
      actions, net               $10.0        $5.2     $14.2       $11.2


        Revenues from bulk power sales increased in the second quarter and in the first six months of 1998 due to increased sales of energy which occurred primarily in the month of June as a result of a heat wave which increased the demand and prices for energy.


OPERATING EXPENSES

        Fuel expenses for the three and six months ended June 30, 1998 increased 7.3% and 3.8%, respectively, due to an increase in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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
                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1998        1997      1998        1997
                                           (Millions of Dollars)

Nonaffiliated transactions:
  Purchased power                 $ 2.1       $ 2.4     $ 4.8       $ 5.1
  Power exchanges, net              (.6)        (.5)       .7          .9
Affiliated transactions:
  AGC capacity charges              6.1         6.7      12.3        13.3
  Other affiliated capacity
    Charges                        10.9        12.9      22.8        25.6
  Energy and spinning
    reserve charges                11.0        10.5      24.8        24.7
      Purchased power and
        exchanges, net            $29.5       $32.0     $65.4       $69.6


        The AES Warrior Run PURPA power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, the Company unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and to prevent the need for increases in the Company's rates in Maryland. On July 30, 1998, a settlement agreement was filed with the Maryland PSC. See page 11 for further information on the agreement.

        The increase in other operation expenses for the three months ended June 1998 was due primarily to increased allowances for uncollectible accounts ($.3 million), rent expense ($.5 million) and expenses related to competition in Maryland ($.3 million). The increase for the six months ended June 1998 was similarly due primarily to increased allowances for uncollectible accounts ($.6 million), rent expense ($.8 million), and expenses related to competition in Maryland ($.3 million).

        Maintenance expenses decreased $2.8 million and $3.7 million for the second quarter and year-to-date June 30, 1998, respectively, due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the three and six months ended
June 1998 increased primarily due to additions to electric plant.

        The increases in federal and state income taxes in the second quarter and six months ended June 30, 1998, resulted primarily from increases in income before taxes.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.


Financial Condition

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Financial Statements for information about merger activities, the Pennsylvania Customer Choice Act, and the Maryland activities relating to the deregulation of electricity generation.


*   Risk Management

        The Company and its affiliates manage the risk exposure associated with contracts they write for the purchase and/or sale of electricity for receipt or delivery at future dates. Such management is done in accordance with a formal risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At June 30, 1998, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. During 1998, the Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

*   Year 2000 Readiness

        As the Year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System (the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 21 separate Y2K Teams, representing all business and support units in the System.

        The System has segmented the Y2K problem into the following components:

*   Computer software
*   Embedded chips in various equipment
* Vendors and other organizations on which the System relies for critical materials and services.

        The System's effort for each of these three components includes assessment of the problem areas, remediation, testing and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The Company has expended significant time and money over the past several years on upgrading and replacing its large and complex computer systems and software to achieve greater efficiency as well as Y2K readiness. As a result, the Company expects these systems to achieve a state of Y2K readiness on or about March 31, 1999, subject to continuing review and testing.

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, remediation initiated as needs are identified, with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations at the Year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the System's electricity production and distribution operations. While the System will develop contingency plans for critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

        The Company is aware of the importance of electricity to its service territory and its customers and is using its best efforts to avoid any serious Y2K problems. Despite the System's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for noncompliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $4 million.

        The descriptions herein of the elements of the Company's Y2K effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and dates for perceived problems not yet identified. There can be no assurance that actual results will not materially differ from expectations.


*   Environmental Issues

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


*   Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Although several restructuring bills were introduced in the House and Senate in 1998, Congress is not expected to move legislation on restructuring this year.

        In addition to deregulation activities in Maryland, the Company serves customers in West Virginia and Virginia which are exploring the move toward competition and deregulation.

        The West Virginia Legislature passed a House Bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directed the West Virginia Public Service Commission (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process which is nearing the end of its official schedule with little apparent progress concerning a defined plan for restructuring. The deadline to file a consensus workshop report and comments regarding the Commission's public interest determination is August 26, 1998. The Commission also announced a series of five public hearings in August and September to allow for broader public input into the process. Evidentiary hearings are scheduled for September 29, 1998 to address utility unbundling and stranded cost filings.

        In early March 1998, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years. The joint legislative subcommittee studying utility restructuring has held a series of meetings to examine the issues associated with restructuring. Two subcommittees have been established to examine structure and transmission issues and stranded costs.
All interested parties have been invited to participate in the process. The Virginia State Corporation Commission (SCC) ordered two utilities, but not the Company, to develop retail pilot programs. Those utilities have until November 1, 1998 to develop and submit their retail pilot programs to the SCC.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
                  for Quarter Ended June 30, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              (27)  Financial Data Schedule

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1998.


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

August 14, 1998