Form 10-Q
period 1998-09-30
POTOMAC EDISON CO
filed 1998-11-16
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1998


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

   At November 16, 1998, 22,385,000 shares of the Common Stock
(no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

         Form 10-Q for Quarter Ended September 30, 1998



                              Index



                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1998 and 1997                               3


  Balance sheet - September 30, 1998
    and December 31, 1997                                     4


  Statement of cash flows - Nine months ended
    September 30, 1998 and 1997                               5


  Notes to financial statements                              6-9


  Management's discussion and analysis of financial
    condition and results of operations                     10-19



PART II--OTHER INFORMATION                                   20

                                       THE POTOMAC EDISON COMPANY
                                           Statement of Income
                                          (Thousands of Dollars)



                                                  Three Months Ended             Nine Months Ended
                                                     September 30                  September 30
                                                    1998         1997            1998            1997

    ELECTRIC OPERATING REVENUES:
       Residential                               $  76,633    $  69,337       $ 232,894       $ 227,156
       Commercial                                   41,743       38,963         118,231         110,826
       Industrial                                   52,883       50,006         153,807         146,777
       Wholesale and other, including affiliates     9,299        9,733          30,648          29,207
       Bulk power transactions, net                  9,975        7,425          24,170          18,593
         Total Operating Revenues                  190,533      175,464         559,750         532,559


    OPERATING EXPENSES:
      Operation:
       Fuel                                         37,527       35,737         109,008         104,606
       Purchased power and exchanges, net           38,610       32,845         104,053         102,489
       Deferred power costs, net                      (890)         571           4,798            (419)
       Other                                        20,727       21,176          64,426          62,675
      Maintenance                                   12,746       14,523          39,974          45,427
      Depreciation                                  18,660       18,375          56,025          55,126
      Taxes other than income taxes                 12,368       11,281          37,432          36,211
      Federal and state income taxes                14,105       10,568          39,696          32,100
              Total Operating Expenses             153,853      145,076         455,412         438,215
              Operating Income                      36,680       30,388         104,338          94,344

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        193          643             408           1,367
      Other income, net                              2,596        6,423           7,158          12,204
              Total Other Income and Deductions      2,789        7,066           7,566          13,571

              Income Before Interest Charges        39,469       37,454         111,904         107,915

    INTEREST CHARGES:
      Interest on long-term debt                    11,740       11,919          35,280          35,746
      Other interest                                   666          458           1,617           1,661
      Allowance for borrowed funds used during
       construction                                   (236)        (219)           (718)           (887)

              Total Interest Charges                12,170       12,158          36,179          36,520


    NET INCOME                                   $  27,299    $  25,296       $  75,725       $  71,395


    See accompanying notes to financial statements.

                                          THE POTOMAC EDISON COMPANY
                                                Balance Sheet
                                            (Thousands of Dollars)



                                                                  September 30,               December 31,
                                                                      1998                        1997
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $58,589
           and $55,702 under construction                       $    2,237,028              $   2,196,262
         Accumulated depreciation                                     (912,370)                  (859,076)
                                                                     1,324,658                  1,337,186
      Investments:
         Allegheny Generating Company - common stock at equity          45,093                     55,847
         Other                                                             479                        529
                                                                        45,572                     56,376
      Current Assets:
         Cash                                                            2,577                      2,319
         Accounts receivable:
            Electric service, net of $2,259 and $1,683
               uncollectible allowance                                  77,911                     83,431
            Affiliated and other                                        20,892                      5,302
         Notes receivable from affiliates                               33,750                      1,450
         Notes receivable from subsidiary                               66,250                     -
         Materials and supplies - at average cost:
            Operating and construction                                  22,397                     23,715
            Fuel                                                        13,873                     15,843
         Prepaid taxes                                                  15,400                     15,052
         Other                                                             723                      4,716
                                                                       253,773                    151,828
      Deferred Charges:
         Regulatory assets                                              75,513                     80,651
         Unamortized loss on reacquired debt                            16,091                     17,094
         Prepaid pensions                                                8,525                      4,925
         Other                                                          14,073                     12,587
                                                                       114,202                    115,257

                Total Assets                                    $    1,738,205              $   1,660,647

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                           $      447,700              $     447,700
         Other paid-in capital                                           2,690                      2,690
         Retained earnings                                             286,970                    239,391
                                                                       737,360                    689,781
         Preferred stock                                                16,378                     16,378
         Long-term debt and QUIDS                                      578,296                    627,012
                                                                     1,332,034                  1,333,171
      Current Liabilities:
         Long-term debt due within one year                             50,000                      1,800
         Accounts payable                                               23,622                     29,125
         Accounts payable to affiliates                                 39,097                     19,929
         Taxes accrued:
            Federal and state income                                     7,797                      2,106
            Other                                                       19,163                     11,461
         Interest accrued                                               12,985                      9,487
         Payrolls accrued                                               -                           6,353
         Other                                                          15,983                     10,553
                                                                       168,647                     90,814
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                  20,063                     21,470
         Deferred income taxes                                         178,152                    178,529
         Regulatory liabilities                                         11,604                     12,424
         Other                                                          27,705                     24,239
                                                                       237,524                    236,662

                Total Capitalization and Liabilities            $    1,738,205              $   1,660,647



      See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                       Statement of Cash Flows
                                        (Thousands of Dollars)


                                                                           Nine Months Ended
                                                                             September 30
                                                                         1998               1997

    CASH FLOWS FROM OPERATIONS:
         Net income                                                   $  75,725          $  71,395
         Depreciation                                                    56,025             55,126
         Deferred investment credit and income taxes, net                 3,603              6,782
         Deferred power costs, net                                        4,798               (419)
         Unconsolidated subsidiaries' dividends in excess of earnings    10,788              1,107
         Allowance for other than borrowed funds used
             during construction                                           (408)            (1,367)
         Restructuring liability                                           -               (13,645)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                (10,070)             8,064
                Materials and supplies                                    3,288             (3,356)
                Accounts payable                                         13,665             (2,812)
                Taxes accrued                                            13,393              6,106
                Interest accrued                                          3,498              4,350
         Other, net                                                      (1,920)             5,664
                                                                        172,385            136,995

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                      (44,630)           (43,631)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                      33,200               -
         Retirement of long-term debt                                   (34,000)              (800)
         Short-term debt, net                                              -                (7,497)
         Notes receivable from affiliates                               (32,300)           (39,200)
         Notes receivable from subsidiary                               (66,250)              -
         Dividends on capital stock:
            Preferred stock                                                (613)              (613)
            Common stock                                                (27,534)           (46,561)
                                                                       (127,497)           (94,671)


    NET CHANGE IN CASH                                                      258             (1,307)
    Cash at January 1                                                     2,319              1,444
    Cash at September 30                                              $   2,577          $     137


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $30,492            $31,657
             Income taxes                                                31,603             23,005


    See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                 Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. The Company's comprehensive income does not differ from its net income. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                      1998        1997      1998         1997
                                              (Thousands of Dollars)

   Electric operating revenues      $18,303     $19,664   $56,033      $60,288

   Operation and maintenance
     expense                            888         856     3,383        3,612
   Depreciation                       4,242       4,284    12,710       12,852
   Taxes other than income taxes      1,168       1,185     3,505        3,581
   Federal income taxes               2,708       3,109     8,480        9,374
   Interest charges                   3,707       3,888    10,518       11,765
   Other income, net                    (35)     (9,054)      (86)      (9,055)
     Net income                     $ 5,625     $15,396   $17,523      $28,159


   The Company's share of the equity in earnings above was $1.6 million and $4.3 million for the three months ended September 30, 1998 and 1997, respectively, and $4.9 million and $7.9 million for the nine months ended September 30, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income. Dividends received from AGC in 1998 exceeded equity in earnings by $10.8 million which reflects an effort to reduce AGC equity to about 45% of capital.


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

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest Independent System Operator (ISO) is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's utility affiliate, and will best mitigate any market power issues which might exist.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO subject to merger consummation, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 MW Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy could be required to divest up to 2,500 MW of generation, if the PUC were to so order.

   In a letter to Allegheny Energy dated July 28, 1998, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania affiliate, West Penn Power Company (West Penn) described in Note 6 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy would pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   On September 16, 1998, the Federal Energy Regulatory
   Commission (FERC) approved Allegheny Energy's merger with DQE with conditions that were acceptable to Allegheny Energy.
   The principal condition is divestiture of the Cheswick
   Generating Station which enhances the proposal initially made by Allegheny Energy and DQE to mitigate market power concerns.

   On October 5, 1998, DQE notified Allegheny Energy that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a complaint for specific performance of the merger agreement or, alternatively, damages and motions for a temporary restraining order and preliminary injunction against DQE.

   On October 28, 1998, the District Court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. The District Court did not rule on the merits of the complaint for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's order to the United States Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.

   All of the Company's incremental costs of the merger process ($5.0 million through September 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or if it is determined that the merger will not occur.


5. As required by the Maryland PSC, the Company, on July 1, 1998, filed testimony in Maryland's investigation into stranded costs, price protection, and unbundled rates. The filing also requested a surcharge to recover the cost of the Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in April 1999. A second PSC proceeding is planned to begin examining market power protective measures in December 1999. Under the PSC's current timetable, a third of the state's electricity customers would be able to choose their electricity suppliers beginning in July 2000, and all customers would have choice by mid-2002. On October 9, 1998, the Company and four other electric utilities operating in Maryland, filed appeals which request judicial review of decisions by the PSC in which the PSC asserted it has authority to restructure the electric utility industry without authorization from the state legislature. The appeals allow the restructuring process to continue on schedule, while preserving the legal rights of utility companies to have state courts review PSC decisions.


6. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. The Company's Pennsylvania affiliate, West Penn, is subject to this Act. On August 1, 1997, West Penn filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act.

   On November 4, 1998, the PUC tentatively approved an agreement between West Penn and intervenors to settle West Penn's restructuring proceeding. Under the settlement agreement, two-thirds of West Penn's customers may, beginning in 1999, choose an alternative generation supplier. All of West Penn's customers can do so beginning in the year 2000. Additionally, West Penn received authorization to transfer its generation assets to an unregulated business at book value, and the unregulated business received authorization, subject to a code of conduct, to sell generation capacity and energy in unregulated markets. A majority of West Penn's generating assets are jointly owned with its affiliates in Allegheny Energy, including the Company. The Company and its affiliates, including West Penn, are also parties to a power supply agreement under which generating capacity, generating spinning reserves and energy are subject to intercompany allocations based in large part upon generation reserve margins of each company which are based on each company's demand from regulated customers. The anticipated changes in West Penn's generation demand will require adjustments in the administration of the power supply agreement. The Company believes that West Penn's transfer of generation assets to an unregulated business and the administrative adjustments to the power supply agreement will not have a significant effect on the Company's operations or its financial condition.


7. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in financial statements. The Company continues to review this standard for further potential effect on the Company's financial statement disclosures.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                   THE POTOMAC EDISON COMPANY


   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1998

*       Merger with DQE

        In a letter to Allegheny Energy dated October 5, 1998, DQE stated that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998 a complaint for specific performance of the merger agreement or, in the alternative, damages, and also filed a request for a temporary restraining order and preliminary injunction against DQE. See Note 4 to the Financial Statements for more information about the merger. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


*       Maryland Settlement and Deregulation

        After substantial negotiations, the Company reached a settlement agreement with various parties on the Office of People's Counsel's (OPC) petition for a reduction in the Company's Maryland rates. The agreement, which includes recognition of costs to be incurred from the Warrior Run cogeneration project, was filed with the Maryland Public Service Commission (Maryland PSC) on July 30, 1998 and approved by that Commission on October 27, 1998. Under the terms of the agreement, the Company will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from AES's Warrior Run generation project net of alleged overearnings of $52 million for the same period absent these adjustments. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12.0 million in 1999, $18.0 million in 2000, and $22.0 million in 2001. In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a threshold return on equity (ROE) level of 11.4% for 1999-2001. This sharing will occur through an after-the-fact true-up conducted after each calendar year is completed. In the event the merger with DQE is consummated, an additional rate reduction of $4.4 million annually will occur. "Warrior Run" is a cogeneration project being built by AES Corporation in western Maryland. The Company is required to purchase the project's energy at above-market prices pursuant to the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

        On July 1, 1998, the Company filed testimony in
Maryland's investigation into stranded costs, price protection, and unbundled rates. See Note 5 to the Financial Statements for more information regarding the Maryland filing.


*       Virginia Rate Settlement

        On August 7, 1998, the Virginia State Corporation Commission (Virginia SCC) approved an agreement reached between the Company and the Staff of the Virginia SCC which will reduce base rates for the Company's Virginia customers beginning September 1, 1998 by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.


*       Pennsylvania Deregulation

        On November 4, 1998, the Pennsylvania Public Utility Commission (PUC) tentatively approved an agreement between the Company's Pennsylvania affiliate, West Penn Power Company (West
Penn), and intervenors to settle West Penn's deregulation proceeding in that state. Under the settlement agreement,

West Penn's customers will obtain the ability to choose alternative generation suppliers and West Penn's generation assets, some of which are jointly owned with the Company, will be removed from rate regulation. See Note 5 to the Financial statements for information concerning certain intercompany transactions between the Company and West Penn which will be affected by the Pennsylvania deregulation process. The Company does not believe that the changes to the intercompany transactions, if any, will have a significant effect on the Company's operations or its financial condition.


Review of Operations

EARNINGS SUMMARY

        The increase in net income in the third quarter and first nine month periods was due primarily to increased kilowatt-hour
(kWh) sales to retail customers.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major customer classes were:

                                 Change from Prior Periods
                       Three Months Ended         Nine Months Ended
                          September 30              September 30
                       Revenues       kWh         Revenues      kWh

Residential              10.5%       10.7%           2.5%      2.2%
Commercial                7.1        10.4            6.7       8.3
Industrial                5.8         6.4            4.8       5.7
Total                     8.2         8.6            4.2       4.9


        Residential kWh sales, which are more weather sensitive than the other classes, increased 10.7% in the third quarter due primarily to weather conditions. The third quarter of 1998 was 35% warmer than the corresponding 1997 period as measured in cooling degree days. Residential kWh sales increased only 2.2% in the nine month ended period due to mild winter weather in early 1998. The first quarter winter weather was 11% warmer than 1997 and 22% warmer than normal as measured in heating degree days. The increase in commercial kWh sales for the three and nine months ended periods reflects increased usage due to weather and commercial activity as well as growth in the number of customers. The increase in industrial kWh sales in both periods reflects increased sales to paper and printing customers and to the Eastalco aluminum reduction plant, and generally reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                      Change from Prior Periods
                            Three Months Ended         Nine Months Ended
                               September 30              September 30
                                       (Millions of Dollars)

Fuel clauses                       $ 2.1                     $ 6.4
All other                           10.9                      13.8
Net change in retail
  revenues                         $13.0                     $20.2


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the three and nine months ended periods all other retail revenues was primarily the result of customer usage and an increase in the number of customers.

        Wholesale and other revenues were as follows:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                 1998        1997      1998         1997
                                         (Millions of Dollars)

Wholesale customers              $5.8        $6.8     $18.5        $20.6
Affiliated companies              2.2         2.6       7.5          7.0
Street lighting and other         1.3          .3       4.6          1.6
  Total wholesale and other
    revenues                     $9.3        $9.7     $30.6        $29.2


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

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in the nine months ended September 30, 1998 resulted primarily from an increase in the allocation of transmission services revenues to the Company.

        The increases in street lighting and other revenues in the quarter and year-to-date periods ended September 30, 1998 were primarily due to the recording in 1998 of pole attachment revenues for 1998 and 1997.

        Bulk power transactions consist of sales of power to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                   1998        1997      1998         1997
                                           (Millions of Dollars)
Revenues:
  Transmission services sales
    to nonaffiliated companies    $ 6.1        $3.2     $12.4        $10.3
  Bulk power                        3.9         4.2      11.8          8.3
    Total bulk power trans-
      actions, net                $10.0        $7.4     $24.2        $18.6


        Revenues from bulk power sales increased in the first nine months of 1998 due to increased sales which occurred primarily in the month of June as a result of warm weather which increased the demand and price for energy. The increase in revenues from transmission services was due to an increase in price.

        In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June and the third quarter of 1998 was insignificant to the Company because changes are passed through to customers through operation of fuel clauses.


OPERATING EXPENSES

        Fuel expenses for the three and nine months ended September 30, 1998 increased 5.0% and 4.2%, respectively, due to a 3.5% and 4.2% increase in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

        Purchased power and exchanges, net represents power purchases from and exchanges with other companies, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                 1998        1997      1998         1997
                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power               $ 6.0       $ 3.3     $ 10.8       $  8.4
  Power exchanges, net           (1.1)        (.9)       (.4)         -
Affiliated transactions:
  AGC capacity charges            5.8         5.7       18.1         19.0
  Other affiliated capacity
    charges                      10.2        12.4       33.0         38.0
  Energy and spinning
    reserve charges              17.7        12.4       42.6         37.1
      Purchased power and
        exchanges, net          $38.6       $32.9     $104.1       $102.5


        The AES Warrior Run PURPA power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. The Company unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost of power purchases ($60 million or more annually) and to prevent the need for increases in the Company's rates in Maryland because of the high cost of this energy. On July 30, 1998, a settlement agreement was filed with the Maryland PSC. The settlement was approved by the Maryland PSC on October 27, 1998. See page 11 for further information on the agreement.

        The increase in other operation expenses for the nine months ended September 30, 1998 was due primarily to increased allowances for uncollectible accounts ($1.4 million), expenses related to competition in Maryland ($1.4 million), and an increase in salaries and wages.

        Maintenance expenses decreased $1.8 million and $5.5 million for the three and nine months ended September 30, 1998, respectively, because of a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        The increase in taxes other than income taxes in the three and nine months ended September 30, 1998 was primarily due to an increase in gross receipts taxes resulting from greater revenues from retail customers and increased property taxes related to an increase in the assessment of property in Maryland.

        The increases in federal and state income taxes for the three and nine months ended September 30, 1998, were primarily due to increases in income before taxes, exclusive of other income which is reported net of taxes.

        The decreases in allowance for other than borrowed funds used during construction (AOFDC) of $.5 million and $1.0 million for the three and nine months ended September 30, 1998, respectively, resulted primarily from adjustments of prior periods.

        The decreases in other income, net, of $3.8 million and $5.0 million in the three and nine months ended September 30, 1998, respectively, were primarily due to an interest refund on a tax-related contract settlement in the three and nine months ended September 30, 1997, received by the Company's subsidiary, AGC.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated rates.


Financial Condition

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4, 5, and 6 to the Financial Statements for information about merger activities, the Maryland activities relating to the deregulation of electricity generation, and the Pennsylvania Customer Choice Act's effect on its affiliate, West Penn.


*       Year 2000 Readiness Disclosure

        As the year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System (the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 23 separate Y2K Teams, representing all business and support units in the System.

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

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, with remediation initiated as needs are identified, and with 1999 to complete remediation and testing.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for non-compliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $4 million.

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


*       Environmental Issues

        The Environmental Protection Agency (EPA) issued its final regional NOx State Implementation Plan (SIP) call rule on September 24, 1998. EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone non-attainment in downwind states. The final rule declares that this downwind non-attainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999 and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $105 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

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

*       Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Allegheny Energy has been working with Congress to advance these goals.

        In addition to deregulation activities in Maryland, the Company serves customers in West Virginia and Virginia which are exploring the move toward competition and deregulation.

        The West Virginia Legislature passed a bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The bill directed the Public Service Commission of West Virginia (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process with little apparent progress concerning a defined plan for restructuring. Due to the workshop participants' inability to file a consensus position on or before November 16, 1998, the West Virginia PSC has scheduled additional meetings in November to discuss how the West Virginia PSC and workshop participants "should continue to explore electric industry restructuring." Evidentiary hearings originally scheduled for September 29, 1998 to address utility unbundling and stranded cost filings were cancelled.

        In early March 1998, the Virginia Senate joined the House of Delegates in approving a timetable for restructuring the state's electric utility industry to allow retail competition. The legislation will give Virginians choice of their electric power suppliers beginning on January 1, 2004. The details will be worked out over the coming year by a special Senate-House subcommittee that has been studying restructuring for two years. The joint legislative subcommittee studying utility restructuring has held a series of meetings to examine the issues associated with restructuring. Two subcommittees have been established to examine structure and transmission issues and stranded costs.
All interested parties have been invited to participate in the process. The Virginia State Corporation Commission (Virginia
SCC) ordered two utilities, but not the Company, to develop and submit their retail pilot programs to the Virginia SCC by November 1, 1998. The Company has been filing monthly reports on the status of Independent System Operator (ISO) discussions with the Virginia SCC.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1998, Allegheny Energy, Inc. (Allegheny Energy), filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE, Inc. (DQE) for specific performance of the Agreement and Plan of Merger among DQE, Allegheny Power System, Inc., and AYP Sub, Inc., dated as of April 5, 1997 (the "Merger Agreement"), or for damages.
Allegheny Energy also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. On October 30, 1998, Allegheny Energy appealed the order to the Third Circuit Court of Appeals. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b)  The Company filed a Form 8-K on October 8, 1998.



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


November 16, 1998