Form 10-Q
period 1999-03-31
POTOMAC EDISON CO
filed 1999-05-17
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999


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

   At May 14, 1999, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

           Form 10-Q for Quarter Ended March 31, 1999



                              Index



                                                          Page
                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
    March 31, 1999 and 1998                                 3


  Balance Sheet - March 31, 1999
    and December 31, 1998                                   4


  Statement of Cash Flows - Three months ended
    March 31, 1999 and 1998                                 5


  Notes to Financial Statements                            6-7


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                    8-19



PART II--OTHER INFORMATION                                 20

                          THE POTOMAC EDISON COMPANY
                             Statement of Income
                            (Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31
                                                      1999           1998

ELECTRIC OPERATING REVENUES:
    Residential                                   $   100,488    $    90,329
    Commercial                                         42,525         37,691
    Industrial                                         50,063         48,512
    Wholesale and other, including affiliates           5,763         10,984
    Bulk power transactions, net                        4,139          4,182
               Total Operating Revenues               202,978        191,698

OPERATING EXPENSES:
  Operation:
     Fuel                                              36,648         35,557
     Purchased power and exchanges, net                32,849         35,925
     Deferred power costs, net                          3,404             33
     Other                                             22,684         21,178
  Maintenance                                          13,919         14,736
  Depreciation                                         18,957         18,645
  Taxes other than income taxes                        11,307         12,909
  Federal and state income taxes                       18,115         15,093
               Total Operating Expenses               157,883        154,076
               Operating Income                        45,095         37,622

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            149            197
   Other income, net                                    1,821          2,216
               Total Other Income and Deductions        1,970          2,413

               Income Before Interest Charges          47,065         40,035

INTEREST CHARGES:
   Interest on long-term debt                          10,632         11,800
   Other interest                                         567            584
   Allowance for borrowed funds used during
      construction                                       (298)          (271)

               Total Interest Charges                  10,901         12,113


NET INCOME                                        $    36,164    $    27,922


See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                            Balance Sheet
                                       (Thousands of Dollars)



                                                                  March 31,     December 31,
ASSETS:                                                              1999           1998
   Property, Plant, and Equipment:
        At original cost, including $45,104
           and $46,353 under construction                       $  2,254,747   $  2,249,716
        Accumulated depreciation                                    (938,414)      (926,840)
                                                                   1,316,333      1,322,876
   Investments:
        Allegheny Generating Company - common stock at equity         45,452         46,277
        Other                                                            457            473
                                                                      45,909         46,750
   Current Assets:
        Cash                                                           3,469          1,805
        Accounts receivable:
            Electric service                                          96,165         79,373
            Affiliated and other                                      37,003          7,091
            Allowance for uncollectible accounts                      (2,985)        (2,203)
        Notes receivable from affiliates                              54,000          9,300
        Notes receivable from subsidiary                              63,800         66,750
        Materials and supplies - at average cost:
            Operating and construction                                29,361         29,922
            Fuel                                                      17,023         14,098
        Prepaid taxes                                                 13,077         15,727
        Other, including current portion of regulatory assets            853          1,092
                                                                     311,766        222,955

   Deferred Charges:
        Regulatory assets                                             64,659         66,792
        Unamortized loss on reacquired debt                           18,751         19,012
        Other                                                         25,641         23,742
                                                                     109,051        109,546

              Total Assets                                      $  1,783,059   $  1,702,127

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    447,700   $    447,700
        Other paid-in capital                                          2,690          2,690
        Retained earnings                                            348,482        312,522
                                                                     798,872        762,912
        Preferred stock                                               16,378         16,378
        Long-term debt and QUIDS                                     579,039        578,817
                                                                   1,394,289      1,358,107
   Current Liabilities:
        Accounts payable                                              16,005         35,572
        Accounts payable to affiliates                                64,867         31,011
        Deferred income taxes                                         12,755         11,311
        Taxes accrued:
            Federal and state income                                  28,571          6,430
            Other                                                     13,527         18,922
        Interest accrued                                              12,253          7,193
        Other                                                         11,847          8,770
                                                                     159,825        119,209
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 19,124         19,592
        Deferred income taxes                                        166,211        170,349
        Regulatory liabilities                                        13,535         11,233
        Other                                                         30,075         23,637
                                                                     228,945        224,811

              Total Capitalization and Liabilities              $  1,783,059   $  1,702,127




See accompanying notes to financial statements.

                                   THE POTOMAC EDISON COMPANY
                                     Statement of Cash Flows
                                      (Thousands of Dollars)



                                                                        Three Months Ended
                                                                             March 31

                                                                         1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                 $   36,164   $   27,922
          Depreciation                                                   18,957       18,645
          Deferred investment credit and income taxes, net               (3,642)       3,184
          Deferred power costs, net                                       3,404           33
          Unconsolidated subsidiaries' dividends in excess of earnings      839          588
          Allowance for other than borrowed funds used
                 during construction                                       (149)        (197)
          Internal restructuring liability                                -             (598)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                            (45,922)      (7,215)
                    Materials and supplies                               (2,364)      (3,349)
                    Accounts payable                                     14,289       (1,739)
                    Taxes accrued                                        16,746       15,210
                    Interest accrued                                      5,060        3,611
          Other, net                                                     12,676          128
                                                                         56,058       56,223

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)            (12,440)     (13,526)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                      -           33,200
          Retirement of long-term debt                                    -          (30,800)
          Deposit with trustee for redemption
               of long-term debt                                          -           (3,237)
          Notes receivable from affiliates                              (44,700)         850
          Notes receivable from subsidiary                                2,950      (42,450)
          Dividends on preferred stock                                     (204)        (204)
                                                                        (41,954)     (42,641)


NET CHANGE IN CASH                                                        1,664           56
Cash at January 1                                                         1,805        2,319
Cash at March 31                                                     $    3,469   $    2,375


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                $    5,463   $    7,552
                 Income taxes                                               497        -





See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


3. The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                               Three Months Ended
                                                    March 31
                                               1999          1998
                                             (Thousands of Dollars)

   Electric operating revenues               $17,857       $18,604

   Operation and maintenance expense           1,611           953
   Depreciation                                4,245         4,226
   Taxes other than income taxes               1,132         1,160
   Federal income taxes                        2,414         2,865
   Interest charges                            3,403         3,513
   Other income, net                              (1)          (50)
     Net income                              $ 5,053       $ 5,937


   The Company's share of the equity in earnings above was $1.4 million and $1.7 million for the three months ended March 31, 1999 and 1998, respectively, and is included in other income, net, on the Company's Statement of Income. Dividends received from AGC in the first quarter of 1999 approximated $2.2 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.


4. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy would be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, discovery is ongoing, and Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($5.2 million through March 31, 1999) are deferred. The accumulated merger costs will be written off by the Company when the merger occurs or if it is determined that the merger will not occur.


5. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements.
   The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1999 WITH FIRST QUARTER OF 1998

	The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by The Potomac Edison Company (the Company), the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Quarter of 1999

-   Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.

-   Virginia Rate Settlement and Agreement

        On February 25, 1999, the Virginia State Corporation Commission (Virginia SCC) approved the Company's rate reduction request which will decrease the fuel portion of Virginia customers' bills by approximately 7.6% from 1.278 cents per kilowatt-hour (kWh) to 1.181 cents per kWh (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

        As a result of the Company's March 31, 1999 Annual Information filing in Virginia, the staff of the Virginia SCC and the Company have reached an agreement, pending Virginia SCC approval, which will reduce base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

-   Maryland and Virginia Deregulation

        See Electric Energy Competition starting on page 15 for ongoing information regarding restructuring in Maryland and Virginia.


Review of Operations

EARNINGS SUMMARY

        Net income in the first quarter of 1999 was $36.2 million compared with $27.9 million in the corresponding 1998 period.
The increase in net income for the first quarter of 1999 was due primarily to colder weather that led to increased kilowatt-hour
(kWh) sales to retail customers and, to a lesser extent, to reduced interest expenses. The winter of 1999 was 19% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still more than 7% warmer than normal. Residential kWh sales, which are very weather sensitive, increased 10% in the first quarter of 1999.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                                    Change from Comparable Period
                                          of the Prior Year
                                    Revenues                  kWh

Residential                           11.2%                   9.8%
Commercial                            12.8                   11.8
Industrial                             3.2                    (.1)
  Total                                9.4%                   6.0%


        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions. The 1999 first quarter winter weather was 19% cooler than 1998 and 7% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather but to a lesser extent than residential. The 11.8% increase in commercial kWh sales in the first quarter primarily reflects increased usage and growth in the number of customers.

        The changes in revenues from retail customers resulted from the following:

                                    Change from Comparable Period
                                          of the Prior Year
                                        (Millions of Dollars)

Fuel clauses                                    $ 6.7
All other                                         9.8
  Net change in retail revenues                 $16.5


        Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the first quarter for all other retail revenues was primarily the result of colder weather and its effect on kWh sales.

        Wholesale and other revenues were as follows:

                                             Three Months Ended
                                                  March 31
                                             1999          1998
                                           (Millions of Dollars)

Wholesale customers                          $5.8         $ 6.9
Affiliated companies                          3.2           2.6
Street lighting and other                     1.3           1.5
Settlement agreement reductions              (4.5)
  Total wholesale and other revenues         $5.8         $11.0


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The decrease in wholesale revenues in 1999 was primarily due to decreased kWh sales to one wholesale customer.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy.

        Settlement agreement reductions of $4.5 million in the first quarter of 1999 reflect a reduction as a result of a settlement agreement by the Company with various parties on the Maryland Office of People's Counsel's petition for a reduction in the Company's Maryland rates. Of that amount, $2.6 million is related to the Company creating a provision to share earnings above a return on equity of 11.4% as discussed below, and $1.9 million is related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA), was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, the Company will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% for 1999-2001. This sharing will occur through an annual true-up.

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Bulk power and transmission services revenues for the first quarter of 1999 and 1998 were as follows:

                                              Three Months Ended
                                                    March 31
                                              1999          1998
                                            (Millions of Dollars)
Revenues:
  Transmission services to nonaffiliated
    companies                                 $2.9          $2.8
  Bulk power                                   1.2           1.4
    Total bulk power transactions, net        $4.1          $4.2


        Revenues from bulk power transactions in the first quarter of 1999 remained about the same as the first quarter of 1998. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.

OPERATING EXPENSES

        Fuel expenses for the first quarter of 1999 increased 3% due to a 6% increase in kWh's generated, offset in part by a 3% decrease in average fuel prices. The increase in kWh's generated was primarily the result of increased sales to retail customers and to affiliated companies. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time and consists of the following items:

                                                Three Months Ended
                                                     March 31
                                                1999          1998
                                              (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power                              $ 2.9         $ 2.7
  Power exchanges, net                           1.1           1.3
Affiliated transactions:
  AGC capacity charges                           5.0           6.2
  Other affiliated capacity charges             10.1          11.9
  Energy and spinning reserve charges           13.7          13.8
    Purchased power and exchanges, net         $32.8         $35.9


        The AES Warrior Run Public Utility Regulatory Policies Act of 1978 (PURPA) cogeneration contract in the Company's Maryland service territory, scheduled to commence operation in October 1999, will increase the cost of power purchases $60 million or more annually. In 1999, utility revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's for a reduction in the Company's Maryland rates. The net effect of changes related to the settlement results in a pre-tax income reduction of $12 million in 1999. See Sales and Revenues starting on page 9 for more information on the settlement agreement.

        The increase in other operation expenses of $1.5 million resulted from expenses related to FICA taxes ($1.0 million), increased allowances for uncollectible accounts ($.5 million), and increased expenses related to provisions for uninsured claims ($.4 million).

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Taxes other than income taxes decreased $1.6 million in the first quarter of 1999 due primarily to expenses related to FICA taxes being recorded in other operation expense ($1.0 million) and an adjustment made to a prior period ($.5 million).

        The first quarter increase in federal and state income taxes was primarily due to increased income in the first quarter of 1999 compared with 1998.

        The decease in total interest on long-term debt in the first quarter of 1999 of $1.2 million resulted primarily from reduced long-term debt and lower interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Financial Statements for information about merger activities.

-   Market Risk

        The Company supplies power in the bulk power market. At March 31, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price.

-   Year 2000 Readiness Disclosure

        As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System are proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

        In May 1998, the North American Electric Reliability Council (NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

-   Computer hardware and software;
-   Embedded chips in various equipment; and
- Vendors and other organizations on which the System relies for critical materials and services.

        The industry's and the System's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999 for mission critical systems to file contingency plans by that date. On March 30, 1999, the System reported to the Pennsylvania PUC that, except for a few items, its critical electricity production and delivery systems were Y2K ready pending final confirmation system testing of its power stations in April and May. The Company anticipates that all of its critical systems, including its business applications systems as well as the electricity production and delivery systems, will be Y2K ready by June 30, 1999 in accordance with the NERC targets.

 	The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so. The Company's progress towards completion of the Y2K processes on its critical systems (business applications systems and electricity production and delivery systems) at mid-April, 1999, is as follows: inventory, 100%; assessment, 99%; remediation, 75%; testing, 70%; and contingency planning, 64% for a total of 77%. As stated above, the Company expects all such systems to be Y2K Ready by June 30, 1999.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on April 30, 1999, issued a press release stating "that millennium-related problems in most of the electric utility industry will have been tested and fixed by June 30," and that it will focus its attention on the exceptions which are expected to be completed later in the year. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort, the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are designed to test the ability of utilities to continue to operate if telecommunications service is interrupted. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

        The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors are being employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $4 to $5 million, of which about $2 million has been incurred through March 31, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

-   Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

        The Company has franchised regulated customers in Virginia, Maryland, and West Virginia.


Virginia

        Legislation concerning restructuring was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the "Restructuring Act") on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Restructuring Act. Major provisions of the Restructuring Act include:

     -   Customer choice of electric energy supply begins January
         1, 2002, to be phased in by January 1, 2004, a schedule which is subject to acceleration or delay under certain conditions.

     - Incumbent utilities are required to join a regional transmission entity by January 1, 2001.

     - The Virginia State Corporation Commission (Virginia SCC) is to develop rules and regulations to implement customer choice.

     - Utilities are required to unbundle rates, functionally separate generation, transmission, and distribution, and separate regulated and unregulated functions.

     - Utilities are permitted but not required to sell generation.

     - Retail rates for generation, transmission, and distribution are capped from January 1, 2001 through July 1, 2007, although after January 1, 2004 a utility may petition the Virginia SCC for termination of capped rates under certain circumstances or petition for a one-time change in the nongeneration component of rates.

     - A wires charge mechanism is set forth for recovery of stranded costs and other costs associated with the transition to retail choice.

     - The utility may be designated in its service territory as default service provider at regulated rates.

Maryland

        On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry. On April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. Major provisions of the restructuring legislation include:


     - Phase-in of retail choice begins July 1, 2000, with all customers being able to shop for electricity by July 1, 2002, a schedule subject to acceleration or delay under certain conditions.

     - A methodology is set forth to provide an opportunity to recover certain net costs associated with the transition to retail choice.

     -   Retail rates are capped from July 1, 2000, through July
         1, 2004, with residential rate reductions of between 3% and 7.5% during the cap period, and certain flexibility in price protection matters if approved as part of a settlement.

     - Generation, supply, and pricing of electricity are deregulated, and the legislation provides for the transfer of generating assets to an affiliate.

     - Voluntary sales of generating assets are permitted but not mandated.

     - Costs of purchased power contracts may remain regulated or be recovered through the distribution function as part of a settlement.

     - Functional, operational, structural, or legal separation between regulated and unregulated utility businesses is required, and utilities must unbundle their electric rate components into separate charges.

     - Creates a Universal Service fund and program to benefit low-income customers.

     - Requires utilities to provide Standard Offer Service at regulated rates through July 1, 2003 with certain provisions for extension thereafter.

        As previously reported, the Company filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project beyond 2001. The staff of the Maryland Public Service Commission (Maryland PSC) advised the commission that a tentative settlement agreement was achieved with the majority of the parties participating in the negotiations. The parties are in the process of finalizing the agreement for presentation to the Maryland PSC. The restructuring proceeding hearings that were scheduled to begin the week of April 26, 1999 were suspended.

West Virginia

        A task force established to further investigate restructuring issues anticipates reconvening in 1999 to further discuss restructuring. The Public Service Commission of West Virginia has since issued an Order setting a schedule for a series of hearings in 1999 on major issues such as transition costs, codes of conduct, and customer protections.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland and Virginia portion only) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland and Virginia legislation establishes definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

        The status of electric energy competition in Pennsylvania and Ohio in which affiliates of the Company serve are as follows.


Ohio

        In early 1999, Ohio's legislative leadership developed a framework that would restructure the state's electric utility industry. Since that time, active input has continued from all interested parties, but a formal bill is still not available. Major provisions of the anticipated legislation include a start date for competition of January 1, 2001; a four-year transition to full competition; stranded cost recovery; require owners to join an independent transmission entity; and following the transition period, an annual competitive auction of generation service would be held for customers who do not choose an alternate supplier; and a reduction in utilities' personal property taxes to the same level as other businesses, with the difference to be made up by a kilowatt-hour tax on consumers. Hearings are currently being held in both the Senate and House.

Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1999


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

  1. (a)  Date and Kind of Meeting:

          The annual meeting of shareholders was held at Hagerstown, Maryland, on April 28, 1999. No proxies were solicited.

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

     (b)  The Company filed a Form 8-K on April 19, 1999.


                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE POTOMAC EDISON COMPANY

                                        /s/       T. J. KLOC
                                         T. J. Kloc, Vice President
                                        (Chief Accounting Officer)


May 17, 1999