Form 10-Q
period 1999-06-30
POTOMAC EDISON CO
filed 1999-08-16
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999


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

   At August 13, 1999, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

            Form 10-Q for Quarter Ended June 30, 1999



                              Index



                                                          Page
                                                           No.

PART I--FINANCIAL INFORMATION:

 Statement of Income - Three and six months ended
   June 30, 1999 and 1998                                   3


 Balance Sheet - June 30, 1999
   and December 31, 1998                                    4


 Statement of Cash Flows - Six months ended
   June 30, 1999 and 1998                                   5


 Notes to Financial Statements                             6-8


 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                     9-21



PART II--OTHER INFORMATION:
                                                          22-23

                                   THE POTOMAC EDISON COMPANY
                                       Statement of Income
                                      (Thousands of Dollars)



                                                       Three Months Ended            Six Months Ended
                                                             June 30                       June 30
                                                       1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Residential                                    $    70,094    $    65,932    $   170,582    $   156,261
    Commercial                                          40,640         38,797         83,165         76,488
    Industrial                                          53,756         52,412        103,819        100,924
    Wholesale and other, including affiliates            3,893         10,365          9,656         21,349
    Bulk power transactions, net                         6,308         10,013         10,447         14,195
               Total Operating Revenues                174,691        177,519        377,669        369,217

OPERATING EXPENSES:
  Operation:
     Fuel                                               32,568         35,924         69,216         71,481
     Purchased power and exchanges, net                 28,655         29,518         61,504         65,443
     Deferred power costs, net                           5,490          5,655          8,894          5,688
     Other                                              24,595         22,521         47,279         43,699
  Maintenance                                           13,388         12,492         27,307         27,228
  Depreciation                                          19,151         18,720         38,108         37,365
  Taxes other than income taxes                         13,978         12,155         25,285         25,064
  Federal and state income taxes                         9,323         10,498         27,438         25,591
               Total Operating Expenses                147,148        147,483        305,031        301,559
               Operating Income                         27,543         30,036         72,638         67,658

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             177             18            326            215
   Other income, net                                     1,882          2,346          3,703          4,562
               Total Other Income and Deductions         2,059          2,364          4,029          4,777

               Income Before Interest Charges           29,602         32,400         76,667         72,435

INTEREST CHARGES:
   Interest on long-term debt                           10,722         11,740         21,354         23,540
   Other interest                                          433            367          1,000            951
   Allowance for borrowed funds used during
      construction                                        (289)          (211)          (587)          (482)

               Total Interest Charges                   10,866         11,896         21,767         24,009


NET INCOME                                         $    18,736    $    20,504    $    54,900    $    48,426




See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                           Balance Sheet
                                      (Thousands of Dollars)




                                                                       June 30,     December 31,
ASSETS:                                                                  1999           1998
   Property, Plant, and Equipment:
        At original cost, including $48,670
           and $46,353 under construction                           $  2,266,770   $  2,249,716
        Accumulated depreciation                                        (953,860)      (926,840)
                                                                       1,312,910      1,322,876
   Investments:
        Allegheny Generating Company - common stock at equity             44,696         46,277
        Other                                                                446            473
                                                                          45,142         46,750
   Current Assets:
        Cash and temporary cash investments                                8,473          1,805
        Accounts receivable:
            Electric service                                              85,424         79,373
            Affiliated and other                                          37,199          7,091
            Allowance for uncollectible accounts                          (3,273)        (2,203)
        Notes receivable from affiliate                                   27,550          9,300
        Notes receivable from subsidiary                                  59,650         66,750
        Materials and supplies - at average cost:
            Operating and construction                                    29,944         29,922
            Fuel                                                          15,515         14,098
        Prepaid taxes                                                      9,991         15,727
        Other, including current portion of regulatory assets              6,329          1,092
                                                                         276,802        222,955

   Deferred Charges:
        Regulatory assets                                                 62,776         66,792
        Unamortized loss on reacquired debt                               18,491         19,012
        Other                                                             20,848         23,742
                                                                         102,115        109,546

              Total Assets                                          $  1,736,969   $  1,702,127

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                                $    447,700   $    447,700
        Other paid-in capital                                              2,690          2,690
        Retained earnings                                                334,108        312,522
                                                                         784,498        762,912
        Preferred stock                                                   16,378         16,378
        Long-term debt and QUIDS                                         588,297        578,817
        Funds on deposit with trustees                                    (8,013)        -
                                                                       1,381,160      1,358,107
   Current Liabilities:
        Accounts payable                                                  29,929         35,572
        Accounts payable to affiliates                                    22,496         31,011
        Deferred income taxes                                             -              11,311
        Taxes accrued:
            Federal and state income                                      19,426          6,430
            Other                                                         11,490         18,922
        Interest accrued                                                   7,321          7,193
        Other                                                             13,365          8,770
                                                                         104,027        119,209
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                     18,656         19,592
        Deferred income taxes                                            181,557        170,349
        Regulatory liabilities                                            15,942         11,233
        Other                                                             35,627         23,637
                                                                         251,782        224,811

              Total Capitalization and Liabilities                  $  1,736,969   $  1,702,127



See accompanying notes to financial statements.

                                          THE POTOMAC EDISON COMPANY
                                            Statement of Cash Flows
                                             (Thousands of Dollars)



                                                                             Six Months Ended
                                                                                  June 30

                                                                             1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                     $   54,900   $   48,426
          Depreciation                                                       38,108       37,365
          Deferred investment credit and income taxes, net                   (7,047)       2,045
          Deferred power costs, net                                           8,894        5,688
          Unconsolidated subsidiaries' dividends in excess of earnings        1,605       10,139
          Allowance for other than borrowed funds used
                 during construction                                           (326)        (215)
          Internal restructuring liability                                    -           (1,187)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                                (35,089)      (6,887)
                    Materials and supplies                                   (1,439)      (3,073)
                    Accounts payable                                        (14,158)       5,209
                    Taxes accrued                                             5,564        2,231
                    Other deferred credits                                    7,181          218
          Other, net                                                         11,795        2,118
                                                                             69,988      102,077

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                (28,155)     (26,927)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                          9,300       33,200
          Retirement of long-term debt                                        -          (34,000)
          Notes receivable from affiliates                                  (18,250)     (47,100)
          Notes receivable from subsidiary                                    7,100        -
          Dividends on capital stock:
              Preferred stock                                                  (409)        (409)
              Common stock                                                  (32,906)     (27,534)
                                                                            (35,165)     (75,843)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                             6,668         (693)
Cash at January 1                                                             1,805        2,319
Cash and temporary cash investments at June 30                           $    8,473   $    1,626


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                       $20,920      $22,941
                 Income taxes                                                23,282       25,973



See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No.
   130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.


3. For purposes of the Balance Sheet and Statement of Cash
   Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   Following is a summary of income statement information for
   AGC:

                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  1999        1998        1999        1998
                                           (Thousands of Dollars)

   Electric operating revenues  $17,810     $19,126     $35,667     $37,730

   Operation and maintenance
     expense                      1,304       1,542       2,915       2,495
   Depreciation                   4,245       4,242       8,490       8,468
   Taxes other than income
     taxes                        1,129       1,177       2,261       2,337
   Federal income taxes           2,546       2,907       4,960       5,772
   Interest charges               3,285       3,298       6,688       6,811
   Other income, net                 (1)         (1)         (2)        (51)
     Net income                 $ 5,302     $ 5,961     $10,355     $11,898


   The Company's share of the equity in earnings above was $1.5 million and $1.7 million for the three months ended June 30, 1999 and 1998, respectively, and $2.9 million and $3.3 million for the six months ended June 30, 1999 and 1998, respectively, and is included in other income, net, on the Company's Statement of Income.


5. As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   The $5.2 million deferred incremental costs of the merger process recorded by the Company through March 31, 1999 were transferred to the Parent company in the second quarter of 1999. The accumulated merger costs will be written off by the Parent company when the merger occurs or if it is determined that the merger will not occur.

6. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements.
   The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


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


Significant Events in the First Six Months of 1999

*    Merger with DQE

        See Note 5 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and related litigation.

*    Virginia Rate Settlement and Agreement

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

        On May 21, 1999, the Virginia SCC approved an agreement reached between the Company and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between the Company and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align the Company's West Virginia rate schedules with the West Virginia rate schedules of Monongahela Power Company, an affiliate, and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates will revert to the originally proposed rates in this case. This change would be effective November 1, 1999 and would decrease the Company's fuel rates by $8.0 million. These changes, if implemented, will have no effect on the companies' net income.

*    Maryland,  Virginia, and West Virginia Deregulation

        See Electric Energy Competition starting on page 18 for ongoing information regarding restructuring in Maryland, Virginia, and West Virginia.

*    Toxics Release Inventory (TRI)

        On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce.
The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Allegheny Energy companies (the System) joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the System's releases were provided to media in the System's area and posted on the Parent Company's web site. The System filed its first TRI report with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998.

Review of Operations

EARNINGS SUMMARY

        Net income in the second quarter of 1999 was $18.7 million compared with $20.5 million in the corresponding 1998 period. For the first six months of 1999, net income was $54.9 million compared with $48.4 million for the corresponding 1998 period. The decrease in net income for the second quarter of 1999 was due primarily to increased operation and maintenance expenses, reductions in revenues due to a provision to share earnings above a return on equity of 11.4% per the settlement agreement discussed on page 13, and renegotiated contracts with some wholesale customers.

        The increase in year-to-date net income was due primarily to colder winter weather that led to increased kilowatt-hour
(kWh) sales to retail customers and, to a lesser extent, to reduced interest expenses. The 1999 first quarter winter weather was 19% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still 7% warmer than normal.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                                   Change from Prior Periods
                           Three Months Ended     Six Months Ended
                                 June 30               June 30
                           Revenues       kWh     Revenues     kWh

Residential                  6.3%         4.8%      9.2%       7.7%
Commercial                   4.8          5.0       8.7        8.4
Industrial                   2.6         (2.5)      2.9       (1.3)
  Total                      4.7%         1.2%      7.2%       3.7%


        The increases in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions and, to a lesser extent, growth in the number of customers. Commercial kWh sales are also affected by weather but to a lesser extent than residential. The increase in commercial kWh sales for the three and six months ended periods reflects increased usage and growth in the number of customers. The decrease in industrial kWh sales in both periods results primarily from decreased sales to primary metal industry customers.

        The changes in revenues from retail customers resulted from the following:

                               Change from Prior Periods
                       Three Months Ended     Six Months Ended
                             June 30               June 30
                                 (Millions of Dollars)

Fuel clauses                 $4.1                  $10.8
All other                     3.3                   13.1
  Net change in retail
    revenues                 $7.4                  $23.9

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

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in all other retail revenues in the second quarter was primarily due to increased kWh sales due to customer growth, and the increase in the six months ended period was due to increased kWh sales resulting from first quarter winter weather that was cooler than the 1998 period and customer growth.

        Wholesale and other revenues were as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1999        1998      1999        1998
                                           (Millions of Dollars)

Wholesale customers                $4.8       $ 5.8     $10.6       $12.7
Affiliated companies                2.8         2.7       6.0         5.3
Street lighting and other            .8         1.8       2.1         3.3
Settlement agreement reduction     (4.5)                 (9.0)
  Total wholesale and other
    revenues                       $3.9       $10.3     $ 9.7       $21.3


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The decrease in wholesale revenues in the 1999 periods was primarily due to renegotiated contracts with some wholesale customers.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy.

        Settlement agreement reductions in the three and six months ended June 30, 1999 of $4.5 million and $9.0 million, respectively, reflect a settlement agreement by the Company settling the Maryland Office of People's Counsel's petition for a reduction in the Company's Maryland rates. Of that amount in the three and six months ended June 30, 1999, $1.9 million and $3.8 million, respectively, are related to the Company creating a provision to share earnings above a return on equity of 11.4% in Maryland as discussed below, and in the three and six months ended June 30, 1999, $2.6 million and $5.2 million, respectively, are related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA), was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, the Company will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001.
In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999-2001. This sharing will occur through an annual true-up.

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 1999        1998      1999        1998
                                          (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies      $4.1       $ 3.5     $ 7.0       $ 6.3
  Bulk power                      2.2         6.5       3.4         7.9
    Total bulk power trans-
      actions, net               $6.3       $10.0     $10.4       $14.2


        Revenues from bulk power transactions decreased in the second quarter of 1999 and in the first six months of 1999. Revenues from bulk power transactions in the second quarter and first six months of 1998 were high due to increased sales of energy which occurred primarily in the month of June 1998 as a result of a heat wave which increased the demand and prices for electricity. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.

OPERATING EXPENSES

        Fuel expenses for the three and six months ended June 30, 1999 decreased 9% and 3%, respectively, primarily due to a decrease in average fuel prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 1999        1998      1999        1998
                                        (Millions of Dollars)

Nonaffiliated transactions:
  Purchased power               $ 3.1       $ 2.1     $ 6.0       $ 4.8
  Power exchanges, net           (1.3)        (.6)      (.2)         .7
Affiliated transactions:
  AGC capacity charges            5.0         6.1      10.0        12.3
  Other affiliated capacity
    charges                       9.7        10.9      19.8        22.8
  Energy and spinning
    reserve charges              12.2        11.0      25.9        24.8
      Purchased power and
        exchanges, net          $28.7       $29.5     $61.5       $65.4


        The AES Warrior Run Public Utility Regulatory Policies Act of 1978 (PURPA) cogeneration contract in the Company's Maryland service territory, scheduled to commence operation in October 1999, will increase the cost of power purchases $60 million or more annually. In 1999, utility revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's for a reduction in the Company's Maryland rates. The net effect of changes related to the settlement results in a pre-tax income reduction of $12 million in 1999. See Sales and Revenues starting on page 11 for more information on the settlement agreement.

        The increase in other operation expenses for the second quarter of $2.1 million was due primarily to costs associated with certain PURPA regulations and Year 2000 expenses. These increases were offset in part by a prior period adjustment related to FICA taxes and lower transmission and distribution operations expenses. The increase in total other operations expenses in the six months ended June 30, 1999 of $3.6 million was due primarily to costs associated with certain PURPA regulations and Year 2000 expenses. These increases were offset in part by lower transmission and distribution operations expenses.

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

        Depreciation expense in the three and six months ended
June 30, 1999 increased due to increased investment.

        Taxes other than income taxes increased $1.8 million in the second quarter of 1999 due primarily to an adjustment of a prior period to include FICA taxes in taxes other than income taxes.

        The decrease in federal and state income taxes in the second quarter of 1999 was primarily due to decreased income before taxes, and the increase for the six months ended period was primarily due to increased income before taxes.

        The decrease in interest on long-term debt in the second quarter and six months ended June 30, 1999 of $1.0 million and $2.2 million, respectively, resulted primarily from reduced long-term debt.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 5 to the Financial Statements for information about merger activities.

*    Market Risk

        The Company supplies power in the bulk power markets.
At June 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Issuance of Notes

        In April 1999, the Company issued $9.3 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

*    Year 2000 Readiness Disclosure

        The transition from 1999 into the Year 2000 (Y2K) has the potential to cause serious problems to most organizations, including the Company, related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System have been working under a comprehensive Y2K program to identify and remediate the problem areas in order to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

        In May 1998, the North American Electric Reliability Council (NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

*    Computer hardware and software;
*    Embedded chips in various equipment; and
* Vendors and other organizations on which the System relies for critical materials and services.

        The industry's and the System's efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely event that any should occur.

        Based on this work, the Company has determined that as of June 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity and nearly all of its important business systems (accounting, billing, etc.) are Y2K ready. The Company anticipates that the remediation and testing work on the remaining business and non-critical systems will be completed by September 30, 1999. The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so.

        The Company's readiness program has been conducted in accordance with time schedules recommended by state regulatory commissions and by NERC. As is the case of most electric utilities, the System is interconnected with neighboring utilities, which provides added strength of supply diversity and flexibility. But the interconnections also mean that any one utility's Y2K readiness is related to the readiness of the group. Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, a cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort (which had a target completion date of June 30 for critical systems related to production and delivery of electricity), the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are dry runs designed to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The Securities and Exchange Commission requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events at Company facilities or at the facilities of neighboring utilities that escaped discovery that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been and continues to be significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $4 to $5 million of which about $4 million has been incurred through June 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states served by the utility subsidiaries of Allegheny Energy are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Maryland and Virginia passed legislation this year to implement retail choice. West Virginia continues to actively study this issue. The Company has franchised regulated customers in Maryland, Virginia, and West Virginia.


Activities at the Federal Level

        The System is an advocate of federal legislation to mandate competition in retail electricity markets nationwide to avoid regional dislocations and ensure level playing fields. The System continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the System unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The System continues to advocate the repeal of PUHCA and PURPA, on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. In the U.S. Congress, a series of hearings on the competition issue in both the House and Senate recently have been completed, and committee staffs in both chambers are writing comprehensive competition bills. Consensus remains elusive, however, with significant hurdles remaining in both houses of Congress. While it is too early to tell whether initial momentum on the issue will result in legislation in the current Congress, the competition issue has received more attention this year than ever before.


Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and was signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, is holding hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups also continue to meet with State Corporation Commission staff, comments were filed and Commission hearings have been held to discuss the proposed retail pilot programs of other utilities in the state. Recommended interim rules for retail pilot programs were issued August 6, 1999, subject to final approval by the Commission. It is anticipated that these interim rules will provide a framework for rules and regulations applicable to full implementation of retail choice beginning in 2002. The Commission is seeking comments on issues relating to the development of and participation in regional transmission entities required by the Restructuring Act to facilitate access to electric transmission systems.


Maryland

        The Maryland General Assembly passed legislation to restructure the electric utility industry on April 2, 1999, and on April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. The Maryland Public Service Commission (Maryland PSC) is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission on May 3, 1999. Legislative style hearings have been scheduled this summer with the commission expected to issue decisions by the end of the year.

        As previously reported, the Company filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project beyond 2001. The staff of the Maryland PSC advised the commission that a tentative settlement agreement was achieved with the majority of the parties participating in the negotiations. The parties are in the process of finalizing the agreement, which should be filed by August 20, 1999.

West Virginia

        In December 1996, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order initiating a general investigation regarding the restructuring of the electric utility industry. A Task Force was established to further investigate restructuring issues. In December 1997, the Task Force approved legislative language that would have given the W.Va. PSC broad authority to implement retail choice. The proposed legislation was substantially modified by the West Virginia Legislature and passed in March 1998. The legislation directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a new Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC issued an Order on December 23, 1998 setting hearings to begin on August 17, 1999 and August 24, 1999. The August 17 hearing will address certification, licensing, bonding, reliability, universal service, consumer protection, and code of conduct. The August 24 hearing will address subsidies and stranded costs. Following these hearings, the W.Va. PSC will make a determination whether restructuring is in the public interest.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland and Virginia portion only) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland and Virginia legislations establish definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

        The status of electric energy competition in Pennsylvania and Ohio in which affiliates of the Company serve are as follows.

Ohio

        The Ohio General Assembly passed legislation on June 22, 1999 to restructure the electric utility industry. Governor Taft signed the bill soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning with a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service unless that entity is a member of and transfers control of those facilities to one or more qualifying independent transmission entities. The legislation provides for consumer education, universal service, consolidation of Ohio's low income customer assistance programs as well as incentives for development of renewable resources and disclosure of the environmental characteristics of power supplies.


Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended June 30, 1999



ITEM 1.  LEGAL PROCEEDINGS

         The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

         As of August 9, 1999, Monongahela Power Company, an affiliate of the Company, has been named as a defendant, along with multiple other defendants in a total of approximately 8,000 asbestos cases. The Company and West Penn Power Company, also an affiliate of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of June 30, 1999, a total of 721 cases have been settled and/or dismissed against the Company, Monongahela Power Company, and West Penn Power Company for reasonable settlement amounts. While the Company, Monongahela Power Company, and West Penn Power Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

         As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

         In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit.
Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Allegheny Energy obtains judicial relief requiring DQE to move forward.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1999.

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




August 16, 1999