Form 10-Q
period 1999-09-30
POTOMAC EDISON CO
filed 1999-11-15
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999


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

   At November 12, 1999, 22,385,000 shares of the Common Stock
(no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

         Form 10-Q for Quarter Ended September 30, 1999



                              Index



                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and nine months ended
    September 30, 1999 and 1998                               3


  Balance Sheet - September 30, 1999
    and December 31, 1998                                     4


  Statement of Cash Flows - Nine months ended
    September 30, 1999 and 1998                               5


  Notes to Financial Statements                              6-8


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      9-22



PART II--OTHER INFORMATION                                  23-24

                                   THE POTOMAC EDISON COMPANY
                                       Statement of Income
                                      (Thousands of Dollars)



                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                       1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Residential                                    $    78,215    $    76,633    $   248,797    $   232,894
    Commercial                                          43,472         41,743        126,637        118,231
    Industrial                                          55,509         52,883        159,328        153,807
    Wholesale and other, including affiliates            2,594          9,299         12,250         30,648
    Bulk power transactions, net                         9,699          9,975         20,146         24,170
               Total Operating Revenues                189,489        190,533        567,158        559,750

OPERATING EXPENSES:
  Operation:
     Fuel                                               37,461         37,527        106,677        109,008
     Purchased power and exchanges, net                 31,228         38,610         92,732        104,053
     Deferred power costs, net                           5,356           (890)        14,250          4,798
     Other                                              23,552         20,727         70,831         64,426
  Maintenance                                           13,982         12,746         41,289         39,974
  Depreciation                                          19,219         18,660         57,327         56,025
  Taxes other than income taxes                         13,068         12,368         38,353         37,432
  Federal and state income taxes                        11,275         14,105         38,713         39,696
               Total Operating Expenses                155,141        153,853        460,172        455,412
               Operating Income                         34,348         36,680        106,986        104,338

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             232            193            558            408
   Other income, net                                     2,701          2,596          6,404          7,158
               Total Other Income and Deductions         2,933          2,789          6,962          7,566

               Income Before Interest Charges           37,281         39,469        113,948        111,904

INTEREST CHARGES:
   Interest on long-term debt                           10,758         11,740         32,112         35,280
   Other interest                                          389            666          1,389          1,617
   Allowance for borrowed funds used during
      construction                                        (358)          (236)          (945)          (718)

               Total Interest Charges                   10,789         12,170         32,556         36,179


NET INCOME                                         $    26,492    $    27,299    $    81,392    $    75,725



See accompanying notes to financial statements.

                                   THE POTOMAC EDISON COMPANY
                                          Balance Sheet
                                     (Thousands of Dollars)



                                                                 September 30,  December 31,
ASSETS:                                                              1999           1998
   Property, Plant, and Equipment:
        At original cost, including $56,729
           and $46,353 under construction                       $  2,284,508   $  2,249,716
        Accumulated depreciation                                    (971,440)      (926,840)
                                                                   1,313,068      1,322,876
   Investments:
        Allegheny Generating Company - common stock at equity         44,001         46,277
        Other                                                            432            473
                                                                      44,433         46,750
   Current Assets:
        Cash                                                           4,232          1,805
        Accounts receivable:
            Electric service                                          83,235         79,373
            Affiliated and other                                      44,897          7,091
            Allowance for uncollectible accounts                      (3,875)        (2,203)
        Notes receivable from affiliate                               45,000          9,300
        Notes receivable from subsidiary                              -              66,750
        Materials and supplies - at average cost:
            Operating and construction                                29,683         29,922
            Fuel                                                      13,355         14,098
        Prepaid taxes                                                 13,486         15,727
        Other, including current portion of regulatory assets          8,941          1,092
                                                                     238,954        222,955

   Deferred Charges:
        Regulatory assets                                             60,578         66,792
        Unamortized loss on reacquired debt                           18,230         19,012
        Other                                                         10,288         23,742
                                                                      89,096        109,546

              Total Assets                                      $  1,685,551   $  1,702,127

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    447,700   $    447,700
        Other paid-in capital                                          2,690          2,690
        Retained earnings                                            313,826        312,522
                                                                     764,216        762,912
        Preferred stock                                               -              16,378
        Long-term debt and QUIDS                                     513,388        578,817
        Funds on deposit with trustees                                (6,537)        -
                                                                   1,271,067      1,358,107
   Current Liabilities:
        Long-term debt due within one year                            75,000         -
        Accounts payable                                              11,598         35,572
        Accounts payable to affiliates                                19,118         31,011
        Deferred income taxes                                         -              11,311
        Taxes accrued:
            Federal and state income                                  18,919          6,430
            Other                                                     16,988         18,922
        Interest accrued                                              12,508          7,193
        Other                                                         24,252          8,770
                                                                     178,383        119,209
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 18,188         19,592
        Deferred income taxes                                        181,064        170,349
        Regulatory liabilities                                        18,419         11,233
        Other                                                         18,430         23,637
                                                                     236,101        224,811

              Total Capitalization and Liabilities              $  1,685,551   $  1,702,127




See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                      Statement of Cash Flows
                                      (Thousands of Dollars)


                                                                            Nine Months Ended
                                                                               September 30

                                                                             1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                     $   81,392   $   75,725
          Depreciation                                                       57,327       56,025
          Deferred investment credit and income taxes, net                  (10,542)       3,603
          Deferred power costs, net                                          14,250        4,798
          Unconsolidated subsidiaries' dividends in excess of earnings        2,315       10,788
          Allowance for other than borrowed funds used
                 during construction                                           (558)        (408)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                                (39,996)     (10,070)
                    Materials and supplies                                      982        3,288
                    Accounts payable                                        (35,867)      13,665
                    Taxes accrued                                            10,555       13,393
                    Interest accrued                                          5,315        3,498
                    Maryland settlement                                      15,462        -
          Other, net                                                          5,392       (1,920)
                                                                            106,027      172,385

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                (47,484)     (44,630)


CASH FLOWS FROM FINANCING:
          Retirement of preferred stock                                     (16,902)       -
          Issuance of long-term debt                                          9,300       33,200
          Retirement of long-term debt                                        -          (34,000)
          Notes receivable from affiliates                                  (35,700)     (32,300)
          Notes receivable from subsidiary                                   66,750      (66,250)
          Dividends on capital stock:
              Preferred stock                                                  (545)        (613)
              Common stock                                                  (79,019)     (27,534)
                                                                            (56,116)    (127,497)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                             2,427          258
Cash at January 1                                                             1,805        2,319
Cash at September 30                                                     $    4,232   $    2,577


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                       $26,143      $30,492
                 Income taxes                                                39,836       31,603





See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.


2. For purposes of the Balance Sheet and Statement of Cash
   Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                      1999        1998     1999         1998
                                              (Thousands of Dollars)

   Electric operating revenues      $18,072     $18,303  $53,739      $56,033

   Operation and maintenance
     expense                          1,207         888    4,122        3,383
   Depreciation                       4,245       4,242   12,735       12,710
   Taxes other than income taxes      1,137       1,168    3,398        3,505
   Federal income taxes               2,662       2,708    7,622        8,480
   Interest charges                   3,305       3,707    9,993       10,518
   Other income, net                    -           (35)      (2)         (86)
     Net income                     $ 5,516     $ 5,625  $15,871      $17,523


   The Company's share of the equity in earnings above was $1.5 million and $1.6 million for the three months ended September 30, 1999 and 1998, respectively, and $4.4 million and $4.9 million for the nine months ended September 30, 1999 and 1998, respectively, and was included in other income, net, on the Company's Statement of Income.


4. As previously reported, on October 5, 1998, DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   The District Court denied DQE's motion for summary judgement. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

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


6. The Company redeemed all outstanding shares of its cumulative preferred stock on September 30, 1999 with funds on hand. The cumulative preferred stock was redeemed at its combined par value of $16.4 million plus redemption premiums of $.5 million. The redemption of the preferred stock will allow the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring debt.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, the proposed merger of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1999

*    Proposed Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy with DQE and related litigation.

*    Virginia Rate Settlement and Agreement

        On February 25, 1999, the Virginia State Corporation Commission (Virginia SCC) approved the Company's rate reduction request which decreased the fuel portion of Virginia customers' bills by approximately 7.6% (a decrease in annual fuel revenue of about $2.2 million). The decrease is primarily due to refunding a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. The new rates were effective with bills rendered on or after March 9, 1999.

        On May 21, 1999, the Virginia SCC approved an agreement reached between the Company and the staff of the Virginia SCC which reduced base rates for Virginia customers effective June 1, 1999 by about $3 million annually. The review of rates is required by an annual information filing in Virginia.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between the Company and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align the Company's West Virginia rate schedules with the West Virginia rate schedules of Monongahela Power Company, an affiliate, and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates were to revert to the originally proposed rates in this case. This change would have been effective November 1, 1999 and would have decreased the Company's fuel rates by $8.0 million.
On October 15, 1999, the parties filed a "Status Report and Agreement to Continue." The Agreement stated that the parties had met and exchanged proposals but more time was needed to review the matter. The parties agreed to continue discussions until January 31, 2000. If the parties have not reached an agreement by that date, then the rates as previously proposed would become effective February 15, 2000 with no further approval or action required of the W.Va. PSC. These changes, if implemented, will have no effect on the Company's net income.

*    Maryland Fuel Rate Filing

        On November 8, 1999, the Company filed with the Maryland Public Service Commission (Maryland PSC) a request to decrease the fuel portion of Maryland customers' bills by about $6.4 million annually. The requested decrease is primarily due to greater efficiencies, lower fuel costs, and increased nonaffiliated generation and transmission sales. If approved by the Maryland PSC, the new fuel rates will become effective with bills rendered on or after December 7, 1999. This change, if implemented, will have no effect on the Company's net income.

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


Review of Operations

EARNINGS SUMMARY

        Net income in the third quarter of 1999 was $26.5 million compared with $27.3 million in the corresponding 1998 period.
For the first nine months of 1999, net income was $81.4 million compared with $75.7 million for the corresponding 1998 period.

        The decrease in net income for the third quarter of 1999 was due primarily to increased operation and maintenance expenses, reductions in revenues due to a provision to share earnings above a return on equity of 11.4% per the settlement agreement discussed on page 13 and renegotiated contracts with some wholesale customers.

        The increase in year-to-date net income was due primarily to increased kilowatt-hour (kWh) sales to retail customers, and to a lesser extent, to reduced interest expenses. The 1999 first quarter winter weather was 19% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still 7% warmer than normal.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                                 Change from Prior Periods
                       Three Months Ended         Nine Months Ended
                          September 30               September 30
                       Revenues       kWh         Revenues      kWh

Residential              2.1%          .9%          6.8%        5.5%
Commercial               4.1          3.0           7.1         6.5
Industrial               5.0         (1.6)          3.6        (1.4)
  Total                  3.5%          .2%          5.9%        2.5%

        The increase in residential kWh sales for the three months ended September 30, 1999, which are more weather sensitive than the other classes, was due primarily to growth in the number of customers. The increase for the nine month ended period was due primarily to changes in customer usage because of weather conditions. Commercial kWh sales are also affected by weather but to a lesser extent than residential. The increase in commercial kwh sales for the three and nine months ended period reflects increased usage and growth in the number of customers. The decrease in industrial kWh sales in both periods results primarily from decreased sales to primary metals industry customers.

        The changes in revenues from retail customers resulted from the following:

                                   Change from Prior Periods
                         Three Months Ended         Nine Months Ended
                            September 30               September 30
                                     (Millions of Dollars)

Fuel clauses                    $(.2)                     $10.6
All other                        6.1                       19.2
Net change in retail
  revenues                      $5.9                      $29.8


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

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in all other retail revenues in the third quarter was primarily due to increased kWh sales due to customer growth, and the increase in the nine months ended period was due to increased kWh sales due to customer growth, and to a lesser extent, changes in customer usage because of weather conditions.

        Wholesale and other revenues were as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                          (Millions of Dollars)

Wholesale customers               $5.8        $5.8     $16.2        $18.5
Affiliated companies               2.8         2.2       8.8          7.5
Street lighting and other           .5         1.3       2.7          4.6
Settlement agreement reduction    (6.5)                (15.4)
  Total wholesale and other
    revenues                      $2.6        $9.3     $12.3        $30.6

        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The decrease in wholesale revenues in the nine months ended period was primarily due to renegotiated contracts with some wholesale customers.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy.

        Settlement agreement revenue reductions in the three and nine months ended September 30, 1999 of $6.5 million and $15.4 million, respectively, reflect a settlement agreement by the Company settling the Maryland Office of People's Counsel's petition for a reduction in the Company's Maryland rates. Of that amount, in the three and nine months ended September 30, 1999, $3.9 million and $7.7 million, respectively, are related to the Company creating a provision to share earnings above a return on equity of 11.4% in Maryland as discussed below, and in the three and nine months ended September 30, 1999, $2.6 million and $7.7 million, respectively, are related to a deferral of 1999 revenues per the settlement agreement. The agreement, which includes recognition of costs to be incurred from the AES Warrior Run cogeneration project being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA), was approved by the Maryland PSC on October 27, 1998. Under the terms of that agreement, the Company will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999-2001. This sharing will occur through an annual true-up.

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                Three Months Ended     Nine Months Ended
                                   September 30           September 30
                                 1999        1998      1999         1998
                                         (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies      $6.0       $ 6.1     $13.0        $12.4
  Bulk power                      3.7         3.9       7.1         11.8
    Total bulk power trans-
      actions, net               $9.7       $10.0     $20.1        $24.2

        Revenues from bulk power transactions decreased in the first nine months of 1999. Revenues from bulk power transactions in the first nine months of 1998 were high due to increased sales of energy which occurred primarily in the month of June 1998 as a result of a heat wave which increased the demand and prices for energy. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.


OPERATING EXPENSES

        Fuel expenses for the three and nine months ended September 30, 1999 decreased .2% and 2.1%, respectively, primarily due to a decrease in average fuel prices of 8.3% and 6.1%, respectively, offset in part by a 6.6% and a 3.3%, respectively, increase in kwh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                          (Millions of Dollars)

Nonaffiliated transactions:
  Purchased power                $ 4.4       $ 6.0     $10.4        $ 10.8
  Power exchanges, net            (2.6)       (1.1)     (2.8)          (.4)
Affiliated transactions:
  AGC capacity charges             5.0         5.8      15.0          18.1
  Other affiliated capacity
    charges                        9.5        10.2      29.3          33.0
  Energy and spinning
    reserve charges               14.9        17.7      40.8          42.6
      Purchased power and
        exchanges, net           $31.2       $38.6     $92.7        $104.1


        The AES Warrior Run PURPA cogeneration contract in the Company's Maryland service territory will increase the cost of power purchases $60 million or more annually. Commencement of operation was scheduled for October 1999. Pre-commencement testing is not completed. AES Warrior Run has until October 1, 2000 to complete pre-commencement testing. The Maryland Public Utility Commission has approved the Company's recovery of the AES Warrior Run purchased power cost as part of a settlement agreement. See Sales and Revenues starting on page 11 for more information on the settlement agreement.

        Other operations expenses in the three months ended September 30, 1999 increased $2.8 million primarily due to increased salaries and wages and employee benefits. The increase in total other operations expenses in the nine months ended September 30, 1999 of $6.4 million was due primarily to costs associated with certain PURPA regulations, salaries and wages, Year 2000 expenses, and increased provisions for uninsured claims. These increases were offset in part by lower transmission and distribution operations expenses.

        Maintenance expenses for the third quarter and nine months ended September 30, 1999 increased from the same periods in 1998 by $1.2 million and $1.3 million, respectively, due primarily to increased power station maintenance expenses. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expenses in the three and nine months ended
September 30, 1999 increased due to increased investment.

        Taxes other than income taxes increased in the three and nine months ended September 30, 1999 due primarily to an increased assessment related to Maryland property taxes.

        Federal and state income taxes decreased $2.8 million and $1.0 million in the third quarter and first nine months of 1999, respectively, primarily due to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, Inc. and for the third quarter of 1999 was also due to decreased income before taxes.

        The decrease in interest on long-term debt in the three and nine months ended September 30, 1999 of $1.0 million and $3.2 million, respectively, resulted primarily from reduced long-term debt and lower interest rates.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company, as well as the associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Financial Statements for information about Allegheny Energy's proposed merger with DQE.

*    Market Risk

        The Company supplies power in the bulk power market. At September 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Redemption of Preferred Stock

        The Company redeemed all outstanding shares of its cumulative preferred stock on September 30, 1999 with funds on hand. The cumulative preferred stock was redeemed at its combined par value of $16.4 million plus redemption premiums of $.5 million. The redemption of the preferred stock will allow the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring debt.

*    Issuance of Long-Term Debt

        In April 1999, the Company issued $9.3 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

*    Long-Term Debt Due Within One Year

        The Company's long-term debt due within one year at September 30, 1999 represents $75 million of 5-7/8% first mortgage bonds due March 1, 2000.

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

        Based on this work, the Company has determined that as of September 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity are Y2K Ready, and all but one of its important business systems are also Ready. Remediation on this one remaining system related to customer billing has been completed and system testing is in progress. Although the system is expected to be Y2K Ready in November, the Company has contingency plans to continue operations without the system if necessary.
The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions.

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

        As part of the on-going NERC program, the Company participated in industry-wide Y2K drills on April 9, and September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills were dry runs designed primarily to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the tests, the Company was able to maintain adequate communications under simulated failures of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The Securities and Exchange Commission requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be up to about $5 million of which about $4 million has been incurred through September 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999 when a House Commerce Committee subcommittee gave its approval to the bill. The bill will now move onto the full Commerce Committee where it will be considered next year.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states served by the utility subsidiaries of Allegheny Energy are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia, and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue. West Penn, an affiliate, is currently implementing a settlement agreement to create competition for electricity supply in Pennsylvania. The Company filed a settlement agreement to introduce generation competition with the Maryland PSC on September 23, 1999.
Maryland PSC approval is expected before the end of 1999.


Activities at the Federal Level

        The System continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the System unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The System continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power.
While the bill does not mandate a date certain for customer choice, several key provisions favored by the System are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important System priorities by repealing the PUHCA and the mandatory purchase provisions of the PURPA. Consensus remains elusive with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in the current Congress.


Maryland

        On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission in May and legislative-style hearings were held this summer on the Roundtable reports. The Commission is expected to issue decisions on those aspects of restructuring by the end of the year.

        On September 23, Allegheny Energy filed a Settlement Agreement (covering Allegheny Energy's stranded costs quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. The Agreement was signed by all parties active in the case except Eastalco, who stated although they did not sign the agreement, they would not oppose it. The settlement agreement, which is subject to Commission approval, includes the following provisions:

* The ability for nearly all of our 208,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

* The authorization to transfer generating assets to a non-regulated corporate entity at book value on July 1, 2000.

* A reduction in base rates of 7% for residential customers from 2002 through 2008 ($10.4 million each year, totaling $72.8 million). A reduction in base rates of one-half a percent for the majority of commercial and industrial customers from 2002 through 2008 ($1.5 million each year, totaling $10.5 million).

* Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000 to December 31, 2008 and to all other customers during a transition period of July 1, 2000 to December 31, 2004.

* A cap on generation rates for residential customers from 2002 through 2008. Generation rates for non-residential customers are capped from 2002 through 2004.

* A cap on transmission and distribution rates for all customers from 2002 through 2004.

* Unless Allegheny Energy is subject to significant changes that would materially affect the Company's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of our contract to buy generation from the AES Warrior Run PURPA cogeneration contract.

* The establishment of a fund for the development and use of energy-efficient technologies.

        On October 4, Allegheny Energy filed unbundled rates covering the period 2000-2008. The Commission held public hearings regarding the settlement agreement on October 14 and October 18. A final Commission decision is expected before the end of 1999.


Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, held hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups continued to meet with State Corporation Commission staff, comments were filed, and Commission hearings were held to discuss the nature of and the rules governing the proposed retail pilot programs of other utilities in the state.

West Virginia

        In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The August hearings have concluded and the W.Va. PSC has stated that it would issue an Order after November 1, 1999. The Order will have a determination as to whether deregulation is in the best interest of West Virginia, and if so, a plan may be issued with it. Informal negotiations with all of the parties will continue beyond the November 1 Commission-imposed deadline to seek consensus on a restructuring plan, although no agreements have been reached to date.


The status of electric energy competition in Pennsylvania and Ohio in which affiliates of the Company serve are as follows.

Ohio

        The Ohio General Assembly ended five years of debate on June 22, 1999 when it passed legislation to restructure the electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning with a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a five percent cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources. In addition, a customer's bill will list what fuel was expended to produce the electricity and what emissions were created.


Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.

Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Maryland and Virginia have passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Maryland and Virginia portion) on an uncertain future date. West Virginia has not yet developed a restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Maryland and Virginia legislations establish definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1999



ITEM 1.   LEGAL PROCEEDINGS

          The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

          As of September 30, 1999, Monongahela Power Company, an affiliate of the Company, has been named as a defendant, along with multiple other defendants in a total of approximately 8,626 asbestos cases. The Company and West Penn Power Company, also an affiliate of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of September 30, 1999, a total of 878 cases have been settled and/or dismissed against the Company, Monongahela Power Company, and West Penn Power Company for reasonable settlement amounts. While the Company, Monongahela Power Company, and West Penn Power Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

          As previously reported, on October 5, 1998, DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

          The District Court denied DQE's motion for summary judgement. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

ITEM 5.   OTHER EVENTS

          The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999 and November 3, 1999, respectively, notified Allegheny Energy, Inc. (Allegheny Energy) of their intent to commence civil actions against Allegheny Energy or its subsidiaries (West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc.) alleging violations at the Fort Martin power station under the Federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia jointly owned by West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc. Both Attorneys General stated their intent to seek injunctive relief and penalties.

          In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin power station.

          At this time, Allegheny Energy and its subsidiaries are not able to determine what impact, if any, these actions taken by the Attorneys General of New York and Connecticut may have on them.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1999.



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



November 15, 1999