Form 10-Q
period 2000-03-31
POTOMAC EDISON CO
filed 2000-05-15
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 2000


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

   At May 15, 2000, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

           Form 10-Q for Quarter Ended March 31, 2000



                              Index



                                                          Page
                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
   March 31, 2000 and 1999                                  3


  Balance Sheet - March 31, 2000
   and December 31, 1999                                    4


  Statement of Cash Flows - Three months ended
   March 31, 2000 and 1999                                  5


  Notes to Financial Statements                            6-9


  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                    10-20



PART II--OTHER INFORMATION                                 21

                               THE POTOMAC EDISON COMPANY
                                  Statement of Income
                                 (Thousands of Dollars)


                                                       Three Months Ended
                                                            March 31
                                                       2000           1999

ELECTRIC OPERATING REVENUES:
    Residential                                    $   101,984    $   100,488
    Commercial                                          42,656         42,525
    Industrial                                          50,725         50,063
    Wholesale and other, including affiliates           14,595          5,763
    Bulk power transactions, net                         4,774          4,139
               Total Operating Revenues                214,734        202,978

OPERATING EXPENSES:
  Operation:
     Fuel                                               34,983         36,648
     Purchased power and exchanges, net                 53,185         32,849
     Deferred power costs, net                             397          3,404
     Other                                              23,244         22,684
  Maintenance                                           14,433         13,919
  Depreciation and amortization                         19,909         18,957
  Taxes other than income taxes                         12,609         11,307
  Federal and state income taxes                        15,743         18,115
               Total Operating Expenses                174,503        157,883
               Operating Income                         40,231         45,095

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             258            149
   Other income, net                                     1,945          1,821
               Total Other Income and Deductions         2,203          1,970

               Income Before Interest Charges and
                  Extraordinary Charge                  42,434         47,065

INTEREST CHARGES:
   Interest on long-term debt                           10,758         10,632
   Other interest                                          770            567
   Allowance for borrowed funds used during
      construction                                        (205)          (298)

               Total Interest Charges                   11,323         10,901


Income Before Extraordinary Charge                      31,111         36,164
Extraordinary Charge, net                              (12,278)         -
NET INCOME                                         $    18,833    $    36,164




See accompanying notes to financial statements.

                                 THE POTOMAC EDISON COMPANY
                                        Balance Sheet
                                   (Thousands of Dollars)



                                                                 March 31,    December 31,
ASSETS:                                                             2000          1999
   Property, Plant, and Equipment:
        Utility plant                                          $  2,275,210  $  2,264,783
        Nonutility plant                                              3,967         3,967
        Construction work in progress                                51,391        53,354
                                                                  2,330,568     2,322,104
        Accumulated depreciation                                 (1,011,615)     (998,710)
                                                                  1,318,953     1,323,394
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity        42,895        43,258
        Other                                                           392           410
                                                                     43,287        43,668
   Current Assets:
        Cash and temporary cash investments                           2,187        34,509
        Accounts receivable:
            Electric service                                         93,204        88,789
            Affiliated and other                                     51,007        27,494
            Allowance for uncollectible accounts                     (3,657)       (3,534)
        Materials and supplies - at average cost:
            Operating and construction                               27,056        26,047
            Fuel                                                     16,005        15,584
        Prepaid taxes                                                13,337        15,914
        Other                                                         3,120         2,877
                                                                    202,259       207,680

   Deferred Charges:
        Regulatory assets                                            38,683        46,121
        Unamortized loss on reacquired debt                          12,569        14,226
        Other                                                         3,614         3,762
                                                                     54,866        64,109

              Total Assets                                     $  1,619,365  $  1,638,851

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                           $    447,700  $    447,700
        Other paid-in capital                                         2,690         2,690
        Retained earnings                                           211,782       250,032
                                                                    662,172       700,422
        Long-term debt and QUIDS                                    513,561       510,344
                                                                  1,175,733     1,210,766
   Current Liabilities:
        Short-term debt                                               7,950        -
        Notes payable to affiliates                                  53,200        -
        Long-term debt due within one year                           -             75,000
        Accounts payable                                             21,111        31,331
        Accounts payable to affiliates                               48,731        36,433
        Taxes accrued:
            Federal and state income                                 22,950         5,861
            Other                                                    14,089        19,211
        Deferred power costs                                         18,038         7,859
        Interest accrued                                             12,254         7,321
        Maryland settlement                                          19,286         9,649
        Other                                                         9,209        15,662
                                                                    226,818       208,327
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                17,252        17,720
        Deferred income taxes                                       153,199       159,351
        Regulatory liabilities                                       38,388        25,319
        Other                                                         7,975        17,368
                                                                    216,814       219,758

              Total Capitalization and Liabilities             $  1,619,365  $  1,638,851




See accompanying notes to financial statements.

                                  THE POTOMAC EDISON COMPANY
                                    Statement of Cash Flows
                                     (Thousands of Dollars)



                                                                      Three Months Ended
                                                                            March 31

                                                                       2000       1999
CASH FLOWS FROM OPERATIONS:
        Net income                                                  $  18,833  $  36,164
        Extraordinary charge, net of taxes                             12,278       -
        Income before extraordinary charge                             31,111     36,164

        Depreciation and amortization                                  19,909     18,957
        Deferred investment credit and income taxes, net               (1,000)    (3,642)
        Deferred power costs, net                                         397      3,404
        Unconsolidated subsidiaries' dividends in excess of earnings      379        839
        Allowance for other than borrowed funds used
               during construction                                       (258)      (149)
        Changes in certain current assets and
               liabilities:
                  Accounts receivable, net                            (27,805)   (45,922)
                  Materials and supplies                               (1,430)    (2,364)
                  Accounts payable                                      2,078     14,289
                  Taxes accrued                                        11,967     16,746
                  Interest accrued                                      4,933      5,060
        Other, net                                                     10,672     12,676
                                                                       50,953     56,058

CASH FLOWS FROM INVESTING:
        Construction expenditures (less allowance for other
             than borrowed funds used during construction)            (15,476)   (12,440)


CASH FLOWS FROM FINANCING:
        Retirement of long-term debt                                  (75,000)      -
        Funds on deposit with trustees                                  3,133       -
        Short-term debt, net                                            7,950       -
        Notes payable to affiliates                                    53,200       -
        Notes receivable from affiliates                                 -       (44,700)
        Notes receivable from subsidiary                                 -         2,950
        Dividends on common stock                                     (57,082)      (204)
                                                                      (67,799)   (41,954)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                     (32,322)     1,664
Cash and temporary cash investments at January 1                       34,509      1,805
Cash at March 31                                                    $   2,187  $   3,469


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                    $6,043     $5,463
               Income taxes                                                86        497




See accompanying notes to financial statements.

                   THE POTOMAC EDISON COMPANY

                  Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.


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

   Following is a summary of income statement information for
   AGC:

                                               Three Months Ended
                                                    March 31
                                               2000        1999
                                             (Thousands of Dollars)

   Electric operating revenues               $17,155     $17,857

   Operation and maintenance expense          1,366        1,611
   Depreciation                                4,244       4,245
   Taxes other than income taxes               1,133       1,132
   Federal income taxes                        1,829       2,414
   Interest charges                            3,305       3,403
   Other income, net                                          (1)
     Net income                              $ 5,278     $ 5,053


   The Company's share of the equity in earnings above was $1.5 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively, and is included in other income, net, on the Company's Statement of Income.

4. The Company and its utility affiliates, Monongahela
   Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy. Also, with Monongahela Power Company's purchase of West Virginia Power in December 1999, Allegheny Power is now involved in the procurement and delivery of natural gas. The Company operates as a single utility segment in the states of Maryland, Virginia, and West Virginia.

5. The West Virginia Legislature passed House Concurrent
   Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice.
   The Company expects the West Virginia Legislature to pass the necessary tax law changes in their next session in the first quarter of 2001 and the implementation of the deregulation plan is expected to occur in mid-2001. Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented (expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

     After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * Subject to an order by the W. Va. PSC granting final approval, the West Virginia jurisdictional assets of the Company may be transferred to a non-regulated affiliate at book value in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

   * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

   *  Industrial customers will receive a 3% rate reduction.

   * A special "Rate Stabilization" account of $14.1 million will be established by the Company for residential and small business customers to mitigate the impact of the market price of power as determined by the W. Va. PSC.

6. In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-
   Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

   On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 based on a company specific electric deregulation plan submitted by the W. Va. PSC. As required by EITF 97-4, the Company discontinued the application of
   SFAS No. 71 for its electric generation operations in its
   West Virginia jurisdiction in the first quarter of 2000. The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $12.3 million in the first quarter of 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:
                                           Gross        Net-of-Tax
                                            (Millions of Dollars)
   Unrecoverable regulatory assets         $ 5.9           $ 3.6
   Rate stabilization obligation            14.1             8.7
     2000 extraordinary charge             $20.0           $12.3

7. The Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.

                                               March       December
                                               2000          1999
                                              (Millions of Dollars)
   Property, plant and equipment at
      original cost                            $790.2       $563.9
    Amounts under construction included above    23.3         17.6
    Accumulated depreciation                   (423.7)      (298.7)

8. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended March 31, 2000 and 1999 were $28.6 million and $24.8 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

                   THE POTOMAC EDISON COMPANY

   Management's Discussion and Analysis of Financial Condition
                      And Results of Operations


 COMPARISON OF FIRST QUARTER OF 2000 WITH FIRST QUARTER OF 1999

     The Notes to Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of
Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following
Management's Discussion and Analysis information.

Factors That May Affect Future Results

     This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by The Potomac Edison Company (the Company), and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; the Company's ability to compete in unregulated energy markets; future economic conditions; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Quarter of 2000

*       West Virginia Deregulation

     The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W. Va. PSC) with certain modifications. As a result of West Virginia legislation, the Company discontinued the application of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its West Virginia operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71." Accordingly, the Company recorded an extraordinary charge of $20.0 million ($12.3 million after taxes) during the first quarter of 2000. The write-off reflects unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. See Notes 5 and 6 to the financial statements for details of the deregulation plan.

     See Electric Energy Competition for more information regarding restructuring in West Virginia.

*       Rate Matters

     On January 17, 2000, the Company filed with the Virginia State Corporation Commission (Virginia SCC) for a decrease in fuel rates of approximately $4 million to become effective March 8, 2000. The decrease is primarily due to the refunding of a prior overrecovery of fuel costs, coupled with a decrease in projected energy costs. On March 1, 2000, the Virginia SCC approved the decrease on an interim basis effective March 8, 2000. On April 27, 2000, the Virginia SCC suspended the procedural schedule pending the filing and investigation of the Company's application for approval of its restructuring plan.

     On March 24, 2000, the Maryland Public Service Commission (Maryland PSC) issued an order requiring the Company to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000. The July 1, 2000, deferred fuel balance will be collected or refunded beginning no later than October 1, 2000, over a twelve-month period.

     On April 12, 2000 the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000.
The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000.

     As previously reported, the Company decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and on March 21, 2000 the proposed order became final.

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and the Company's affiliate, Monongahela Power Company (Monongahela Power) to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would decrease the Company's fuel rates by $8.0 million and increase Monongahela Power's rates by $10.9 million was scheduled to become effective March 15, 2000. The W. Va. PSC granted an extension, and the parties continue to negotiate.

*       Transfer of Generation Assets

     On February 11, 2000, the Company filed a Form U-1 application with the Securities and Exchange Commission requesting authority to transfer its Maryland, Virginia, West Virginia, and Federal Energy Regulatory Commission generation assets to its unregulated affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply).

     As previously reported, a Maryland PSC decision approving the transfer of the Company's Maryland jurisdictional generation assets is expected prior to July 1, 2000.

Review of Operations

EARNINGS SUMMARY

     Net income in the first quarter of 2000, excluding an extraordinary charge of $12.3 million, net of taxes, was $31.1 million compared with $36.2 million in the corresponding 1999 period. The decrease in net income for the first quarter of 2000 was due primarily to increases in operating expenses as a result of increases in several expense categories.

     The first quarter extraordinary charge of $12.3 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. As a result of the write-off, net income for the first quarter of 2000 was $18.8 million.

SALES AND REVENUES

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
                                    Change from Comparable Period
                                          of the Prior Year
                                      Revenues            kWh

Residential                            1.5%                .1%
Commercial                              .3                (.9)
Industrial                             1.3                1.3
  Total                                1.2%                .4%


     The first quarter change in residential kWh sales, which are more weather sensitive than the other classes, remained about the same. Increased kWh sales due to growth in the number of customers was offset by changes in customer usage due to first quarter winter weather that was milder than the first quarter of 1999.

     Commercial kWh sales are also affected by weather but to a lesser extent than residential. The .9% decrease in commercial kWh sales in the first quarter reflects decreased usage, offset in part by increased kWh sales due to growth in the number of customers.

     The increase in industrial kWh sales for the first quarter of 2000 of 1.3% resulted primarily from increased sales to paper, printing and publishing customers and to primary metals customers.

     In October 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in a pre-tax income reduction of $21 million in 2000 and $19 million in 2001. Also, the Company will share on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing will occur through an annual true-up. The Company's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity.

     Changes in revenues from retail customers resulted from the following:

                                    Change from Comparable Period
                                          of the Prior Year
                                        (Millions of Dollars)

Fuel clauses                                  $(3.9)
All other                                       6.2
  Net change in retail revenues               $ 2.3

     Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in the Company's jurisdictions. Effective July 1, 2000, the Company's Maryland jurisdiction will cease to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, a fuel clause will cease to exist for the Company's West Virginia jurisdiction when the West Virginia deregulation plan is implemented which is expected to occur in mid-2001. Historically and through June 30, 2000, changes in fuel revenues have no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through a fuel clause. Effective July 1, 2000, the Company will also assume this risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland jurisdiction. The Company will also assume this risk for the West Virginia jurisdiction when the deregulation plan is implemented which is expected to occur in mid-2001.

     All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the first quarter for all other retail revenues was primarily the result of growth in the number of customers.

     Wholesale and other revenues were as follows:

                                             Three Months Ended
                                                   March 31
                                              2000        1999
                                            (Millions of Dollars)
Wholesale customers                            $ 5.9        $5.8
Affiliated companies                             6.8         3.2
Street lighting and other                        1.2         1.3
Settlement Revenues (Deferred revenues)           .7        (4.5)
  Total wholesale and other revenues           $14.6        $5.8



     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Wholesale revenues in the first quarter of 2000 remained about the same as in the first quarter of 1999.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $3.6 million in the first quarter of 2000 due primarily to increased transmission revenues from affiliates.

     Settlement revenues of $.7 million in the first quarter of 2000 and deferred revenues of $4.5 million in the first quarter of 1999 result from settlement agreements approved by the Maryland PSC.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales for the first quarter of 2000 and 1999 were as follows:

                                            Three Months Ended
                                                 March 31
                                             2000        1999

kWh Transactions (in billions):
  Bulk power                                  .03          .04
  Transmission and other energy services
    to nonaffiliated companies                .86          .62
      Total                                   .89          .66

Revenues (in millions):
  Bulk power                                 $1.0         $1.2
  Transmission and other energy services
    to nonaffiliated companies                3.8          2.9
      Total                                  $4.8         $4.1

     Revenues from bulk power transactions in the first quarter of 2000 remained about the same as the first quarter of 1999. Revenues from transmission and other energy services increased in the first quarter of 2000 primarily due to increased megawatt-hours (MWh) transmitted.

     The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first quarter 2000 and 1999 periods because changes are passed to customers through operation of fuel clauses. Effective July 1, 2000, the fuel clause will be discontinued in Maryland which may cause an increase in the volatility of earnings for the Company.

    A fuel clause will cease to exist for the Company's West Virginia jurisdiction when the deregulation plan is implemented which is expected to occur in mid-2001. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in the West Virginia jurisdiction.


OPERATING EXPENSES

     Fuel expenses for the first quarter of 2000 decreased 4.6% due primarily to a 4.2% decrease in average fuel prices. The decrease in average fuel prices was due to renegotiated fuel contracts.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, capacity charges paid to Allegheny Generating Company (AGC), purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time and consists of the following items:


Purchased Power and Exchanges, Net
                                               Three Months Ended
                                                   March 31
                                                 2000        1999
                                              (Millions of Dollars)
Nonaffiliated transactions:
  Purchased Power:
    From PURPA generation                       $18.3       $   -
    Other                                         3.7         2.9
  Power exchanges, net                            4.1         1.1
Affiliated transactions:
  AGC capacity charges                            5.4         5.0
  Other affiliated capacity charges               9.1        10.1
  Energy and spinning reserve charges            12.6        13.7
    Purchased power and exchanges, net          $53.2       $32.8

     The increase of $18.3 million in purchased power from PURPA generation is due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project on February 10, 2000 in the Company's Maryland service territory. The AES Warrior cogeneration contract will increase the cost of power purchases by about $60 million annually. The Maryland PSC has approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. See Sales and Revenues for more information on the settlement agreement.

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

     Depreciation and amortization expense increased $1.0 million due to increased investment.

     Taxes other than income taxes increased $1.3 million in the first quarter of 2000 due primarily to increased FICA and federal unemployment taxes.

     Federal and state income taxes decreased $2.4 million in the first quarter of 2000 due primarily to decreased taxable income and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy.

      The extraordinary charge in the first quarter of $20.0 million ($12.3 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 6 to the financial statements for additional information.

Financial Condition and Requirements

     The Company's discussion of Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

* Financings

  In the first quarter of 2000 the Company redeemed $75 million of first mortgage bonds.

* Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $.3 million for the nine months ended December 31, 2000 based on projected short-term borrowings.

* Environmental Issue

     As previously reported, the Environmental Protection Agency's (EPA) nitrogen oxides (NOx) State Implementation Plan
(SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. A court decision on whether to grant an appeal is expected within a few months. If the appeal is granted, a final decision could be issued by Spring 2001. Also in April 2000, the EPA filed a motion with the court to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the states must file their compliance plans to implement the NOx SIP call regulation. If the court grants the EPA's request, the new SIP submittal deadline would be September 1, 2000, and the compliance due date would remain May 1, 2003. A court decision on whether to grant EPA's motion is expected within a few months.

* Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the Federal Energy Regulatory Commission to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place.

Maryland has approved a deregulation plan for the Company which will begin July 1, 2000. West Virginia passed legislation approving a deregulation plan for the Company and its affiliate, Monongahela Power which is expected to be implemented in mid-2001. Ohio and Virginia have passed legislation to adopt customer choice which requires further action by the regulatory agencies in those states regarding specific deregulation plans for the Company and its affiliate.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is uncertain whether momentum on the issue will result in legislation in 2000.

     The Company has franchised regulated customers in Maryland, Virginia, and West Virginia.

Maryland Activities

     On September 23, 1999, a settlement agreement between the Company, the Staff of the Maryland PSC, and other parties working to implement customer choice and deregulation of electric generation for the Company in Maryland was filed with the Maryland PSC. On December 23, 1999, the Maryland PSC approved the settlement agreement, which provides nearly all of the Company's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000. The Company filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate in accordance with Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is expected prior to July 1, 2000.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January
1, 2002. Customer choice will be phased in beginning on January
1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the State Corporation Commission to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including the Company and it's affiliate, Monongahela Power.

     On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The status of electric energy competition in Ohio and Pennsylvania in which affiliates of the Company serve are as follows:

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio PUC). On January 3, 2000, the Company's affiliate, Monongahela Power filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000. Rulemaking proceedings to implement customer choice are ongoing at the Ohio PUC.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for the Company's affiliate, West Penn Power Company, less than 12,500 of its 680,500 Pennsylvania customers have chosen an alternate energy supplier. West Penn Power Company has retained about 98% of its Pennsylvania customers through April 1, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

Accounting for the Effects of Price Deregulation

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Maryland and West Virginia. The legislation passed in Virginia established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plan and its terms in Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company expects that charges to earnings, if any, due to discontinuing SFAS No. 71 for the electric generation portion of its business in Virginia will be less than $10 million, pre-tax.

                   THE POTOMAC EDISON COMPANY

            Part II - Other Information to Form 10-Q
                     for Quarter Ended March 31, 2000


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

 1.    (a)  Date and Kind of Meeting:

       The annual meeting of shareholders was held at Hagerstown, Maryland, on April 26, 2000. No proxies were solicited.

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

    (b)      The Company filed a Form 8-K on March 10, 2000.





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


May 15, 2000