Form 10-Q
period 2000-06-30
POTOMAC EDISON CO
filed 2000-08-14
CIK 79731

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 2000


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

        At August 14, 2000, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   THE POTOMAC EDISON COMPANY

            Form 10-Q for Quarter Ended June 30, 2000



                              Index



                                                                 Page
                                                                  No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and six months ended
    June 30, 2000 and 1999                                         3


  Balance Sheet - June 30, 2000
    and December 31, 1999                                          4


  Statement of Cash Flows - Six months ended
    June 30, 2000 and 1999                                         5


  Notes to Financial Statements                                 6-10


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        11-27



PART II--OTHER INFORMATION                                        28

                                          THE POTOMAC EDISON COMPANY
                                              Statement of Income
                                            (Thousands of Dollars)



                                                          Three Months Ended       Six Months Ended
                                                             June 30                   June 30
                                                         2000           1999       2000        1999

OPERATING REVENUES:
    Residential                                    $    74,210    $    70,094   $ 176,194   $ 170,582
    Commercial                                          42,793         40,640      85,449      83,165
    Industrial                                          53,433         53,756     104,158     103,819
    Wholesale and other, including affiliates           13,952          3,893      28,547       9,656
    Bulk power transactions, net                         4,216          6,308       8,990      10,447
               Total Operating Revenues                188,604        174,691     403,338     377,669

OPERATING EXPENSES:
  Operation:
     Fuel                                               33,679         32,568      68,662      69,216
     Purchased power and exchanges, net                 47,549         28,655     100,734      61,504
     Deferred power costs, net                           1,338          5,490       1,735       8,894
     Other                                              20,838         24,595      44,082      47,279
  Maintenance                                           13,334         13,388      27,767      27,307
  Depreciation and amortization                         19,541         19,151      39,450      38,108
  Taxes other than income taxes                         13,339         13,978      25,948      25,285
  Federal and state income taxes                         8,713          9,323      24,456      27,438
               Total Operating Expenses                158,331        147,148     332,834     305,031
               Operating Income                         30,273         27,543      70,504      72,638

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             (21)           177         237         326
   Other income, net                                     1,588          1,882       3,533       3,703
               Total Other Income and Deductions         1,567          2,059       3,770       4,029

               Income Before Interest Charges and
                  Extraordinary Charge                  31,840         29,602      74,274      76,667

INTEREST CHARGES:
   Interest on long-term debt                           11,251         10,722      22,009      21,354
   Other interest                                          873            433       1,643       1,000
   Allowance for borrowed funds used during
      construction                                        (331)          (289)       (536)       (587)

               Total Interest Charges                   11,793         10,866      23,116      21,767


Income Before Extraordinary Charge                      20,047         18,736      51,158      54,900
Extraordinary Charge, net                                -              -         (12,278)       -
NET INCOME                                         $    20,047    $    18,736   $  38,880   $  54,900



See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                            Balance Sheet
                                       (Thousands of Dollars)



                                                                   June 30,     December 31,
ASSETS:                                                              2000           1999
   Property, Plant, and Equipment:
        Utility plant                                           $  2,291,025   $  2,264,783
        Nonutility plant                                               3,967          3,967
        Construction work in progress                                 51,715         53,354
                                                                   2,346,707      2,322,104
        Accumulated depreciation                                  (1,022,727)      (998,710)
                                                                   1,323,980      1,323,394
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity         41,821         43,258
        Other                                                            400            410
                                                                      42,221         43,668
   Current Assets:
        Cash and temporary cash investments                              387         34,509
        Accounts receivable:
            Electric service                                          84,260         88,789
            Affiliated and other                                      19,438         27,494
            Allowance for uncollectible accounts                      (3,973)        (3,534)
        Notes receivable from affiliates                              33,750         -
        Materials and supplies - at average cost:
            Operating and construction                                27,398         26,047
            Fuel                                                      15,559         15,584
        Prepaid taxes                                                  9,946         15,914
        Other                                                          2,962          2,877
                                                                     189,727        207,680

   Deferred Charges:
        Regulatory assets                                             40,833         46,121
        Unamortized loss on reacquired debt                           12,313         14,226
        Other                                                          2,885          3,762
                                                                      56,031         64,109

              Total Assets                                      $  1,611,959   $  1,638,851

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    447,700   $    447,700
        Other paid-in capital                                          2,690          2,690
        Retained earnings                                            216,384        250,032
                                                                     666,774        700,422
        Long-term debt and QUIDS                                     593,534        510,344
                                                                   1,260,308      1,210,766
   Current Liabilities:
        Long-term debt due within one year                            -              75,000
        Accounts payable                                              12,565         31,331
        Accounts payable to affiliates                                42,907         36,433
        Taxes accrued:
            Federal and state income                                  12,380          5,861
            Other                                                     12,584         19,211
        Deferred power costs                                          16,817          7,859
        Interest accrued                                               7,814          7,321
        Maryland settlement                                           17,892          9,649
        Other                                                          7,333         15,662
                                                                     130,292        208,327
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 16,784         17,720
        Deferred income taxes                                        153,690        159,351
        Regulatory liabilities                                        43,295         25,319
        Other                                                          7,590         17,368
                                                                     221,359        219,758

              Total Capitalization and Liabilities              $  1,611,959   $  1,638,851




See accompanying notes to financial statements.

                                     THE POTOMAC EDISON COMPANY
                                       Statement of Cash Flows
                                       (Thousands of Dollars)




                                                                                Six Months Ended
                                                                                    June 30

                                                                              2000         1999
CASH FLOWS FROM OPERATIONS:
          Net income                                                      $   38,880   $   54,900
          Extraordinary charge, net of taxes                                  12,278        -
          Income before extraordinary charge                                  51,158       54,900

          Depreciation and amortization                                       39,450       38,108
          Deferred investment credit and income taxes, net                      (788)      (7,047)
          Deferred power costs, net                                            1,735        8,894
          Unconsolidated subsidiaries' dividends in excess of earnings         1,441        1,605
          Allowance for other than borrowed funds used
                 during construction                                            (237)        (326)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                                  13,024      (35,089)
                    Materials and supplies                                    (1,326)      (1,439)
                    Prepaid taxes                                              5,968        5,735
                    Accounts payable                                         (12,292)     (14,158)
                    Taxes accrued                                               (108)       5,564
                    Other deferred credits                                        99        7,181
          Other, net                                                           6,104       14,073
                                                                             104,228       78,001

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                 (40,106)     (28,155)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                          79,900        9,300
          Retirement of long-term debt                                       (75,000)       -
          Funds on deposit with trustees                                       3,133       (8,013)
          Notes receivable from subsidiary                                     -            7,100
          Notes receivable from affiliates                                   (33,750)     (18,250)
          Dividends on preferred stock                                         -             (409)
          Dividends on common stock                                          (72,527)     (32,906)
                                                                             (98,244)     (43,178)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                            (34,122)       6,668
Cash and temporary cash investments at January 1                              34,509        1,805
Cash at June 30                                                           $      387   $    8,473


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                        $22,221      $20,920
                 Income taxes                                                 20,092       23,282





See accompanying notes to financial statements.

                     THE POTOMAC EDISON COMPANY

                    Notes to Financial Statements


1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc (Allegheny Energy). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.


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

    Following is a summary of income statement information for AGC:

                                     Three Months Ended      Six Months Ended
                                          June 30                 June 30
                                       2000       1999        2000      1999
                                                 (Thousands of Dollars)

    Electric operating revenues       $17,359     $17,810   $34,514   $35,667

    Operation and maintenance expense     958       1,304     2,324     2,915
    Depreciation and amortization       4,242       4,245     8,486     8,490
    Taxes other than income taxes       1,081       1,129     2,214     2,261
    Federal income taxes                2,139       2,546     3,968     4,960
    Interest charges                    3,349       3,285     6,654     6,688
    Other income, net                      (3)         (1)       (3)       (2)
      Net income                      $ 5,593     $ 5,302   $10,871   $10,355


    The Company's share of the equity in earnings above was $1.6 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively, and $3.0 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively, and is included in other income, net, on the Company's Statement of Income.

4. The company's principal operating segment is regulated operations. The regulated operations segment previously referred to as the utility segment, operates electric transmission and distribution systems.

    The Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission, and distribution of electric energy. Also, with Monongahela Power's purchase of West Virginia Power in December 1999, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, Monongahela Power is engaged in the generation and sale of electric energy. The Company operates as a single regulated operations segment in the states of Maryland, West Virginia, and Virginia.

5. The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects the West Virginia Legislature to consider the necessary tax law changes in their next session in the first quarter of 2001 and if the Legislature approves the implementation of the deregulation plan is expected to occur in mid-2001.

    Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented(expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

   * After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * The Company's affiliate, Monongahela Power Company, is permitted to transfer West Virginia jurisdictional generating assets to its non-regulated generation affiliate, Allegheny Energy Supply, at book value. Also, based on a final order issued by the W. Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company will be transferred to a Allegheny Energy Supply at book value in August 2000 in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

   * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

   *  Industrial customers will receive a 3% rate reduction.

   * A special "Rate Stabilization" account of $14.1 million was established by the Company for residential and small business customers to mitigate the impact of the market price of power as determined by the W. Va. PSC.

6.  In 1997, the Emerging Issues Task Force (EITF) issued EITF No.
    97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

    On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 based on a company specific electric deregulation plan submitted by the W. Va. PSC. As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its electric generation operations in its West Virginia jurisdiction in the first quarter of 2000. The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $12.3 million in March 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                           Gross        Net-of-Tax
                                            (Millions of Dollars)
    Unrecoverable regulatory assets        $ 5.9           $ 3.6
    Rate stabilization obligation           14.1             8.7
      2000 extraordinary charge            $20.0           $12.3

7. The Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.

                                               June        December
                                               2000          1999
                                              (Millions of Dollars)
     Property, plant and equipment at
       original cost                            $797.1       $563.9
     Amounts under construction included above    24.0         17.6
     Accumulated depreciation                   (428.2)      (298.7)


8. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the six months ended June 30, 2000 and 1999 were $28.2 million and $31.2 million, respectively.

9. A Securities and Exchange Commission announcement at the March
    16, 2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

   Subsequent Events

        On August 1, 2000, the Company transferred 2,100 MW of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value.

        The net assets transferred to Allegheny Energy Supply are shown below:

                                                 (Millions of Dollars)

   Property, plant, and equipment, net
     Of accumulated depreciation                         446.5
   Investment in Allegheny Generating Company             42.3
   Other assets                                           33.6
   Liabilities                                           184.0

        The Company made a liquidating dividend to Allegheny Energy, Inc. reducing the Company's common equity by $338.4 million for its ownership interest in a subsidiary merged in Allegheny Energy Supply. The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than 4 MW in hydro stations in Virginia and those arising under the Public Utility Regulatory Policies Act of 1978.

                      THE POTOMAC EDISON COMPANY

      Management's Discussion and Analysis of Financial Condition
                         And Results of Operations
COMPARISON OF SECOND QUARTER OF 2000 AND SIX MONTHS ENDED JUNE
30, 2000 WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30,
1999

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

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; the Company's ability to compete in unregulated energy markets; future economic conditions; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Significant Events in the First Six Months of 2000


West Virginia Deregulation


     The West Virginia Legislature passed House Concurrent Resolution
27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W. Va. PSC) with certain modifications. As a result of West Virginialegislation, the Company discontinued the application of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No.
71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its West Virginia operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71." Accordingly, the Company recorded an extraordinary charge of $20.0 million ($12.3 million after taxes) during the first six months of 2000. The write-off reflects unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. See Notes 5 and 6 to the financial statements for details of the deregulation plan.

     See Electric Energy Competition for more information regarding restructuring in West Virginia.

Transfer of Potomac Edison Generation Assets to Allegheny Energy
Supply

     On August 1, 2000, Allegheny Energy, Inc. (Allegheny Energy) transferred 2,100 megawatts (MW) of the Company's Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at net book value. State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) and the SEC approved the transfer.

     Pursuant to a series of fixed period contracts, Allegheny Energy Supply supplies the West Penn Power Company (West Penn) and Potomac Edison with power through 2008. Under these contracts, referred to as full requirements contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent approximately 90% of the normal operating capacity of Allegheny Energy Supply's fleet of generating assets and can be terminated by Allegheny Energy Supply with 12 months' notice.

     Allegheny Energy is considering ways to maximize the value of its generating assets, including by means of partnering, selling all or a portion of the common stock of Allegheny Energy Supply through an initial public offering, or combining a partial initial public offering with a spin-off of the remaining stock to Allegheny Energy's shareholders. Allegheny Energy will withhold any decision until Monongahela Power's generating assets are transferred to Allegheny Energy Supply, which is currently targeted for the first quarter of 2001.

Virginia Functional Separation Plan

     In connection with the transfer of generating assets discussed above, on May 25, 2000, Allegheny Energy filed an application with the Virginia State Corporation Commission (Virginia SCC) to functionally separate its approximately 380 MW of generating assets from its transmission and distribution assets effective July 1, 2000. On July 11, 2000 the Virginia SCC issued an order approving Allegheny Energy's functional separation plan permitting the transfer of Allegheny Energy's Virginia generating assets to its unregulated subsidiary, Allegheny Energy Supply.

As a part of the application filed with the Virginia SCC on May 25, 2000, Allegheny Energy also filed a Memorandum of Understanding, which included the following:

* Agreement to reduce Virginia jurisdictional base rate revenues by $1 million, effective July 1, 2000.

* Agreement not to file an application for a base rate increase prior to January 1, 2001.

* Agreement to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

* Agreement during default service period to contract for generation services to be provided to customers at the same costs that it would incur to serve customers from the units it now owns.

* A proposal to terminate the fuel factor mechanism and instead recover fuel costs through base rates.

     The Virginia SCC separated their consideration of the proposed transfers from that of the elimination of the fuel factor and the base rate reduction. After negotiations, Allegheny Energy filed a Motion to Expand Settlement providing for an additional decrease Allegheny Energy's Virginia rates during the first two years following the effective date of the $1 million base rate decrease. The expanded settlement calls for Allegheny Energy to roll fuel into base rates effective at the time of the $1 million base rate decrease. Thereafter, Allegheny Energy agrees that for the first year following the effective date of the $1 million base rate decrease, it will implement a fuel rate adjustment (credit) reducing Allegheny Energy's annual fuel revenues by $750,000. In the second year following the effective date of the $1 million base rate decrease, Allegheny Energy agrees to revise the fuel adjustment (credit) such that its annual revenues are reduced by $250,000. Thereafter, the fuel rate adjustment will terminate. The Va. SCC issued an order on July 26, 2000 approving the termination of the fuel factor mechanism. The fuel factor will be rolled into base rates effective for bills rendered on and after August 7, 2000. The Commission also granted the Motion to Expand Settlement and the resulting customer credits.

West Virginia Approval of Monongahela Power Transfer of Generation Assets to Allegheny Energy Supply

     On June 23, 2000, the W. Va. PSC issued an order that will permit Monongahela Power to transfer its approximately 2,040 MW of generating assets to Allegheny Energy Supply prior to implementation of the industry restructuring plan approved by the Legislature in March, 2000. If Monongahela Power elects to transfer its generating assets prior to implementation of the plan, it must file a detailed description of the transfer with the W. Va. PSC and obtain the Commission's prior consent. A condition of obtaining that consent would be that Monongahela Power agree to adhere to the rate protections, consumer protections, capacity protections, and tax neutrality protections to state and local governments contained in the plan. If Monongahela Power elects to transfer the assets after implementation of the plan, it must submit a petition to the W. Va. PSC containing a detailed description of the proposed transfer and seek a finding that the transfer complies with the terms and conditions of the plan. Monongahela Power currently anticipates seeking the Commission's consent to transfer the assets prior to implementation of the plan.

Rate Matters

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, Monongahela Power, to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase the Company's affiliate's, Monongahela Power, fuel rates by $10.9 million and decrease The Company's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W. Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of The Company and its affiliate, Monongahela Power, consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The Company's settlement rates will result in a net annual revenue increase of approximately $.2 million for 2000 increasing over 8 years to an annual increase of approximately $4.3 million. The Company's affiliate, Monongahela Power, settlement rates will result in a net annual revenue reduction of approximately $.5 million in 2000 increasing over 8 years to annual reduction of approximately $6.0 million.

     Also the Company shall amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $ 10 million) as a reduction of expenses over a 4 and one-half year period that began July 1, 2000 which offsets the net rate decreases.
Effective July 1, 2000, the Company and Monongahela Power used their expanded net energy cost as part of the settlement.

     On March 24, 2000, the Maryland Public Service Commission (Maryland PSC) issued an order requiring the Company to refund the 1999 deferred fuel balance over-recovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000. As of July 1, 2000, the deferred fuel balance was $5.9 million which will continue to be refunded to customers through April 30, 2001.

     On April 12, 2000 the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the Warrior Run output are used to offset the capacity and energy costs the Company pays to the AES Warrior Run cogeneration project in determining amounts to be recovered from Maryland customers.

     As previously reported, the Company decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company's fuel rate, and on March 21, 2000 the proposed order became final. As of July 1, 2000, coincident with Customer Choice in Maryland, the fuel rates were rolled into base rates.

     On June 7, 2000, the Company's Maryland customers began receiving an Earnings Sharing Credit on their electric bills. The credit is the result of an agreement approved by the Maryland PSC where the Company agreed to share one-half of its 1999 and 2000 earnings above an 11.4% return on equity with its customers.

     During 1999, the Maryland PSC found that the Company exceeded targeted earnings level. As a result, 50 percent of the amount above the targeted earnings amount, or $9.7 million, is being distributed to customers in the form of an Earnings Sharing Credit. The credit will remain in affect through April 30, 2001. The Company accrued an estimate of the overearnings sharing obligation during 1999.


Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Company's Parent, Allegheny Energy, Inc., releases were provided to the media in the Parent company's area and posted on the Parent company's web site. The Parent company filed its 1999 TRI report with the Environmental Protection Agency prior to the July 1, 2000 deadline date, reporting
27.5 million pounds of total releases for calendar year 1999.

Review of Operations

EARNINGS SUMMARY

     Net income in the second quarter of 2000 was $20.0 million, compared with $18.7 million in the corresponding 1999 period. For the first six months of 2000, net income was $51.2 million, excluding an extraordinary charge of $12.3 million, net of taxes, compared with $54.9 million in the corresponding 1999 period. The increase in net income for the second quarter of 2000 was primarily due to decreases in certain operating expenses as a result of decreases in several expense categories. The decrease in net income before the extraordinary charge for the six months ended June 30, 2000 was primarily due to increases in interest expense and depreciation and amortization expense.

     The first quarter extraordinary charge of $12.3 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. Net income for the first six months of 2000 was $38.9 million.

SALES AND REVENUES

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

                        Change from Prior Periods
                 Three Months Ended    Six Months Ended
                           June 30             June 30
                     Revenues       kWh    Revenues     kWh

Residential          5.9%         7.4%      3.3%      3.0%
Commercial           5.3          9.3       2.7       4.0
Industrial           (.6)         3.0        .3       2.2
  Total              3.6%         5.7%      2.3%      2.8%


     Residential kWh sales, which are more weather sensitive than the other classes, experienced increases for both the second quarter and six months ended June 30, 2000. The increases for residential kWh sales were due to changes in customer usage because of weather conditions and growth in number of customers.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increases in commercial kWh sales for the second quarter and six months ended June 30, 2000, were primarily due to growth in the number of customers and increased usage.

     Industrial kWh sales for the second quarter and first six months of 2000 increased due to increased sales to primary metal industry customers, paper, printing, and publishing customers, and food products customers.

     In October 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in a pre-tax income reduction of $21 million in 2000 and $19 million in 2001. Also, the Company will share on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% in Maryland for 1999 and 2000. This sharing occurs through an annual true-up. The Company's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity. Based on 1999 results, the Company will return Maryland customers $9.7 million in earnings sharing over the eleven month period beginning with bills rendered June 7, 2000.

     Changes in revenues from retail customers resulted from the following:

                                        Change from Prior Periods
                                             (Millions of Dollars)

                                   Three Month Ended      Six Month Ended
                                        June 30               June 30

Fuel clauses                             $(4.6)               $(8.5)
All other                                 10.5                 16.7
  Net change in retail revenues          $ 5.9                $ 8.2

     Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in the Company's jurisdictions. Effective July 1, 2000, the Company's Maryland jurisdiction ceased to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, effective July 1, 2000, a fuel clause ceased to exist for the Company's West Virginia jurisdiction, and effective August 2000, ceased to exist for the Company's Virginia jurisdiction. Through June 30, 2000, changes in fuel revenues have no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through a fuel clause. Effective July 1, 2000, the Company will assume the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland and West Virginia jurisdictions, and in August for its Virginia jurisdiction.

     All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increases in the second quarter and first six months of 2000 for all other retail revenues was primarily the result of growth in the number of customers and increased usage.

     Wholesale and other revenues were as follows:

                            Three Months Ended      Six Months Ended
                                 June 30                June 30
                             2000        1999         2000      1999
                                       (Millions of Dollars)

Wholesale customers          $5.1       $4.8         $10.9     $10.6
Affiliated companies          8.1        2.8          14.9       6.0
Street lighting and other     1.6         .8           2.8       2.1
Settlement Revenues
   (Deferred revenues)        (.8)      (4.5)          (.1)     (9.0)
  Total wholesale and
     other revenues         $14.0       $3.9         $28.5      $9.7


     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Wholesale customer revenues in the second quarter and first six months of 2000 remained about the same as the comparable 1999 periods.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $5.3 million and $8.9 million in the second quarter and first six months of 2000, respectively, due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply. The Company has a dispatch arrangement in place with Allegheny Energy Supply.

     Settlement deferred revenues result from settlement agreements approved by the Maryland PSC.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales were as follows:

                                Three Months Ended    Six Months Ended
                                    June 30               June 30
                                 2000     1999          2000      1999

kWh Transactions (in billions):
  Bulk power                        -         -          .03       .12
  Transmission and other
    energy services to
    nonaffiliated companies       .85       .46         1.71      1.17
      Total                       .85       .46         1.74      1.29

Revenues (in millions):
  Bulk power                     $  -      $2.2         $1.1      $3.4
  Transmission and other
    energy services to
    nonaffiliated companies       4.2       4.1          7.9       7.0
      Total                      $4.2      $6.3         $9.0     $10.4

     The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 and 1999 because changes are passed to customers through operation of fuel clauses. Effective July 1, 2000, the fuel clause was discontinued in the Company's Maryland and West

Virginia jurisdictions, and was discontinued for its Virginia jurisdiction effective in August. The discontinuation of the fuel clauses may cause an increase in the volatility of earnings for the Company. With the discontinuation of the fuel clauses, the Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland, West Virginia, and Virginia jurisdictions.

OPERATING EXPENSES

     Fuel expenses for the three and six months ended June 30, 2000 increased 3.4% and decreased 1.0%, respectively. Total fuel expenses in the second quarter of 2000 increased due to an increase in average fuel prices. The decrease for the first six months resulted from a decrease in kWh's generated.


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


Purchased Power and Exchanges, Net

                                   Three Months Ended     Six Months Ended
                                       June 30              June 30
                                  2000          1999       2000     1999
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased Power:
    From PURPA generation*        $21.0         $ 3.1     $39.3     $6.0
    Other                           (.8)                    2.9
  Power exchanges, net                -          (1.3)      4.1      (.2)
Affiliated transactions:
  AGC capacity charges              4.3           5.0       9.7     10.0
  Other affiliated capacity
    charges                         7.4           9.7      16.5     19.8
  Energy and spinning reserve
    charges                        15.6          12.2      28.2     25.9
      Purchased power and
        exchanges, net            $47.5         $28.7    $100.7    $61.5

*PURPA cost (cents per kWh)         6.7             -       6.1       -


     The increases for the three and six months ended June 30, 2000, of $17.9 million and $33.3, respectively, in purchased power from PURPA generation is due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project on February 10, 2000 in the Company's Maryland service territory. The Maryland PSC has approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. See Sales and Revenues for more information on the settlement agreement.

     Other operations expenses decreased $3.8 million and $3.2 million in the second quarter and six months ended June 30, 2000, respectively. The decreases were due in part to second quarter and year to date June 2000 underruns in provisions for uninsured claims of $1.5 million and $1.3 million, respectively. In addition, the 2000 decreases were due to a 1999 second quarter litigation settlement of $2.7 million.

     Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and theamount of work found necessary when the equipment is dismantled. On August 1, 2000, the Company transferred 2,100 megawatts of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply. As a result effective August 1, 2000, future maintenance expenses will be to support the Company's delivery or wires business.

     Depreciation and amortization expense in the three and six months ended June 30, 2000 increased $.4 million and $1.3, respectively, due to increased investment.

        Taxes other than income taxes decreased $.6 million in the second quarter of 2000 primarily due to a $1.1 million prior period adjustment related to FICA taxes, offset in part by a $.4 million increase in property taxes. Year-to-date June 2000 taxes other than income taxes increased $.7 million due to increased property and gross receipts taxes.

     Federal and state income taxes decreased $.6 million and $3.0 million in the second quarter and first six months of 2000, respectively, due primarily to decreased taxable income and to the Company's share of tax savings in consolidation related to its parent, Allegheny Energy.

     The increase in other interest expense of $.4 million and $.6 million for the second quarter and first six months of 2000 reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

     The extraordinary charge in the first six months of $20.0 million ($12.3 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 6 to the financial statements for additional information.

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

*       Financings

     In the first six months of 2000 the Company redeemed $75 million of 5 7/8% series first mortgage bonds.

*       Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would have no effect on the Company's interest expense. The Company has no projected short-term borrowings for the six months ended
December 31, 2000.

*       Environmental Issue

     As previously reported, the Environmental Protection Agency's
(EPA) nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the court denied the request for the appeal. The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement the NOx SIP call regulation. The new SIP submittal deadline is October 28, 2000 and the compliance due date will remain May 1, 2003. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with a total capital cost of $103 million. Of that amount, $3 million was spent in 1999.

     On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. These electric generating stations are now owned by Allegheny Energy Supply and Monongahela Power. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. Allegheny Energy believes its generating facilities have been operated in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal new Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, we have agreed to rate caps in each of our jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

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

    Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company continues to be an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

    In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and West Penn serve. Pennsylvania and Maryland have retail choice programs in place, while Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice over the next two years.


Activities at the Federal Level


    Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power.
Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal of PUHCA and
Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by Allegheny Energy are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. While it is too early to tell whether initial momentum on the issue will result in legislation this year, the upcoming presidential elections in November pose a significant hurdle.

    The Company has franchised regulated customers in Maryland, Virginia, and West Virginia.

Maryland Activities

    On June 7, 2000, the Maryland PSC approved the transfer of the Company's generating assets to, Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of the Company had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state. To date, no customers have switched in the Company's service territory. On July
1, 2000, the Commission issued a restrictive order on affiliated transactions and codes of conduct, which Allegheny Energy plans to file an appeal in court. The Commission is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     On May 25, 2000, the Company filed Phase I of its functional separation plan with the Virginia SCC, requesting approval to transfer ownership, at book value, of its generation facilities with the exception of the Virginia hydro stations and the Riverton power plant property to Allegheny Energy Supply as of July 1, 2000.
On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfers of The Company's generating assets and the following provision of the Phase I application. See Virginia Functional Separation Plan on page 11 for more information.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.


West Virginia Activities

     In March 1998, legislation was passed by the West Virginia
Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated a nd electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including The Company and its affiliate, Monongahela Power.
On March 11, 2000, the West Virginia Legislature approved the
Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislative approves the necessary tax law changes. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year. The W. Va. PSC approved the Company's and its affiliate's, Monongahela Power, request to transfer generating assets to Allegheny Energy Supply by July 1, 2000 and the start of competition, respectively. In accordance with the restructuring agreement the Company implemented a commercial and industrial rate reduction program on July 1, 2000. The W. Va. PSC is expected to rule on the Company's July 12, 2000 unbundled tariffs filing before year end.

The status of electric energy competition in Ohio and Pennsylvania, in which affiliates of the Company serve, are as follows:

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC. On January 3, 2000, The Company's affiliate, Monongahela Power, filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million.

     The Company's affiliate, Monongahela Power, reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was filed with the (Ohio PUC) on June 22, 2000. The following are the highlights of the agreement:

*  Monongahela Power will be permitted to transfer approximately
   325 MW of Ohio jurisdictional generating assets to a non-regulated affiliate at book value on January 1, 2001.

* Residential customers will receive a five-percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. The rates will be frozen for five years.

* Monongahela Power's affiliate's existing, low generation rates will be frozen for a maximum of three years for large industrial and commercial customers.

* Monongahela Power, will collect a regulatory asset transition charge through the respective market development periods.

*  Monongahela Power's unregulated affiliate Allegheny Energy
   Supply, will be permitted to offer competitive generation service throughout Ohio.

* All additional taxes resulting from competitive legislation will be deferred for up to two years.

*  Monongahela Power will participate with the Ohio PUC and Ohio
   Consumer's Counsel in a statewide consumer education campaign supplemented by a local education effort.

     The Company anticipates the Ohio PUC's approval during the third quarter of 2000.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company's affiliate, West Penn Power Company, has retained about 98% of its Pennsylvania customers through June 30, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Maryland and West Virginia. The legislation passed in Virginia established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plan and its terms in Virginia will not be known until relevant regulatory proceedings are complete and final orders are received. The Company expects that the change to earnings, if any, due to discontinuing SFAS No. 71 for the electric portion of its business in Virginia will be less than 10 million, pre-tax.

                     THE POTOMAC EDISON COMPANY

              Part II - Other Information to Form 10-Q
                     for Quarter Ended June 30, 2000



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           (27)  Financial Data Schedule

(b)        The Company filed a Form 8-K on April 24,, 2000.


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


August 14, 2000