Form 10-Q
period 2000-09-30
POTOMAC EDISON CO
filed 2000-11-14
CIK 79731

FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549




             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2000

Commission File Number 1-3376-2



                     THE POTOMAC EDISON COMPANY
       (Exact name of registrant as specified in its charter)


     Maryland and Virginia                  13-5323955
  (State(s) of Incorporation)    (I.R.S. Employer Identification No.)



       10435 Downsville Pike, Hagerstown, Maryland 21740-1766
                   Telephone Number - 301-790-3400





     The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At November 14, 2000, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                     THE POTOMAC EDISON COMPANY

           Form 10-Q for Quarter Ended September 30, 2000



                                Index




                                                        Page No.

PART I - FINANCIAL INFORMATION:

Statement of Operations - Three and nine months
  ended September 30, 2000 and 1999                        3


Balance Sheet - September 30, 2000
  and December 31, 1999                                    4


Statement of Cash Flows - Nine months ended
  September 30, 2000 and 1999                              5


Notes to Financial Statements                             6-10


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    11-27


PART II - OTHER INFORMATION                                28


                                     THE POTOMAC EDISON COMPANY
                                Consolidated Statement of Operations
                                      (Thousands of Dollars)


                                            Unaudited                Unaudited
                                        Three Months Ended        Nine Months Ended
                                           September 30             September 30
                                        ___________________       _________________
                                        2000           1999       2000         1999


OPERATING REVENUES:
 Residential                        $    66,320    $    78,215    $242,514    $248,797
 Commercial                              38,479         43,472     123,928     126,637
 Industrial                              48,994         55,509     153,152     159,328
 Wholesale and other,
   including affiliates                  32,746          2,594      61,293      12,250
 Bulk power transactions, net            20,160          9,699      29,150      20,146
                                        _______        _______     _______     _______
     Total Operating Revenues           206,699        189,489     610,037     567,158
                                        _______        _______     _______     _______

OPERATING EXPENSES:
 Operation:
  Fuel                                   13,247         37,461      81,909     106,677
  Purchased power and exchanges, net    127,824         31,228     228,558      92,732
  Deferred power costs, net             (10,386)         5,356      (8,651)     14,250
  Other                                  18,134         23,552      62,216      70,831
 Maintenance                              7,754         13,982      35,521      41,289
 Depreciation and amortization           12,422         19,219      51,872      57,327
 Taxes other than income taxes           10,326         13,068      36,274      38,353
 Federal and state income taxes          2,913         11,275      27,369      38,713
                                        _______        _______     _______     _______
     Total Operating Expenses           182,234        155,141     515,068     460,172
                                        _______        _______     _______     _______
     Operating Income                    24,465         34,348      94,969     106,986
                                        _______        _______     _______     _______

OTHER INCOME AND DEDUCTIONS:
 Allowance for other than borrowed
  funds used during construction            186            232         423         558
   Other income, net                        189          2,701       3,722       6,404
                                        _______        _______      _______   ________
    Total Other Income and Deductions       375          2,933       4,145       6,962
                                        _______        _______      _______   ________

    Income Before Interest Charges
      and Extraordinary Charge           24,840         37,281      99,114     113,948
                                        _______        _______      _______   ________

INTEREST CHARGES:
 Interest on long-term debt               8,681         10,758      30,690      32,112
 Other interest                             261            389       1,904       1,389
 Allowance for borrowed funds used
   during construction                     (116)          (358)       (652)      (945)
                                        _______        _______     _______    ________

    Total Interest Charges                8,826         10,789      31,942      32,556
                                        _______        _______     _______    ________

Consolidated Income Before
  Extraordinary Charge                   16,014         26,492      67,172      81,392
Extraordinary Charge, net                 -              -         (12,278)       -
                                        _______        _______     _______     _______
CONSOLIDATED NET INCOME             $    16,014    $    26,492    $ 54,894    $ 81,392
                                        =======        =======     =======     =======


See accompanying notes to financial statements.

Certain amounts have been reclassified for comparative purposes.


                                      THE POTOMAC EDISON COMPANY
                                      Consolidated Balance Sheet
                                       (Thousands of Dollars)


                                                        Unaudited          Audited
                                                      September 30,       December 31,
                                                          2000                1999
ASSETS:                                             _______________     ______________
 Property, Plant, and Equipment:
  Regulated operations                              $  1,367,987        $  2,268,750
  Construction work in progress                           16,304              53,354
                                                       _________           _________
                                                       1,384,291           2,322,104
  Accumulated depreciation                              (505,120)           (998,710)
                                                       _________           _________
                                                         879,171           1,323,394
 Investments and Other Assets:
  Allegheny Generating Company - common stock
    at equity                                             -                   43,258
  Other                                                      372                 410
                                                       _________           _________
                                                             372              43,668
 Current Assets:
  Cash and temporary cash investments                      8,054              34,509
  Accounts receivable:
   Electric service                                       74,680              88,789
   Affiliated and other                                   11,387              27,494
   Allowance for uncollectible accounts                   (3,999)             (3,534)
  Notes receivable from affiliates                         7,350                 -
  Materials and supplies - at average cost:
   Operating and construction                             11,825              26,047
   Fuel                                                     -                 15,584
  Prepaid taxes                                            5,335              15,914
  Other                                                    4,398               2,877
                                                       _________           _________
                                                         119,030             207,680

 Deferred Charges:
  Regulatory assets                                       42,186              46,121
  Unamortized loss on reacquired debt                     12,149              14,226
  Other                                                    1,993               3,762
                                                       _________           _________
                                                          56,328              64,109
                                                       _________           _________

   Total Assets                                     $  1,054,901        $  1,638,851
                                                       =========           =========

CAPITALIZATION AND LIABILITIES:
 Capitalization:
  Common stock                                      $        224        $    447,700
  Other paid-in capital                                  105,323               2,690
  Retained earnings                                      202,178             250,032
                                                       _________           _________
                                                         307,725             700,422
  Long-term debt and QUIDS                               513,697             510,344
                                                       _________           _________
                                                         821,422           1,210,766
 Current Liabilities:
  Long-term debt due within one year                      -                   75,000
  Accounts payable                                        16,410              31,331
  Accounts payable to affiliates                          26,725              36,433
  Taxes accrued:
   Federal and state income                                5,770               5,861
   Other                                                  10,044              19,211
  Deferred power costs                                    12,938               7,859
  Interest accrued                                        12,795               7,321
  Maryland settlement                                     14,547               9,649
  Other                                                    6,432              15,662
                                                       _________           _________
                                                         105,661             208,327
 Deferred Credits and Other Liabilities:
  Unamortized investment credit                           10,801              17,720
  Deferred income taxes                                   72,411             159,351
  Regulatory liabilities                                  39,858              25,319
  Other                                                    4,748              17,368
                                                       _________           _________
                                                         127,818             219,758
                                                       _________           _________

   Total Capitalization and Liabilities             $  1,054,901        $  1,638,851
                                                       =========           =========


See accompanying notes to financial statements.

Certain amounts have been reclassified for comparative purposes.


                                    THE POTOMAC EDISON COMPANY
                                Consolidated Statement of Cash Flows
                                     (Thousands of Dollars)

                                                                 Unaudited
                                                              Nine Months Ended
                                                                September 30
                                                       ____________________________

                                                             2000         1999


CASH FLOWS FROM OPERATIONS:
 Consolidated net income                                $   54,894   $   81,392
 Extraordinary charge, net of taxes                         12,278        -
                                                          ________     ________
 Consolidated income before extraordinary charge            67,172       81,392

 Depreciation and amortization                              51,872       57,327
 Maryland settlement                                        (3,545)      15,462
 Deferred investment credit and income taxes, net            1,038      (10,542)
 Deferred power costs, net                                  (9,124)      14,250
 Unconsolidated subsidiaries' dividends in excess of
  earnings                                                     980        2,315
 Allowance for other than borrowed funds used
  during construction                                         (423)        (558)
 Changes in certain current assets and liabilities:
  Accounts receivable, net                                  35,083      (35,594)
  Materials and supplies                                     2,071          982
  Prepaid taxes                                              6,302        2,241
  Accounts payable                                         (26,707)     (35,867)
  Taxes accrued                                             (4,982)      10,555
  Interest accrued                                           5,474        5,315
 Other, net                                                  6,820        5,286
                                                          ________     ________
                                                           132,031      112,564
                                                          ________     ________

CASH FLOWS FROM INVESTING:
 Construction expenditures (less allowance for other
  than borrowed funds used during construction)            (56,422)     (47,484)
                                                          ________     ________


CASH FLOWS FROM FINANCING:
 Retirement of preferred stock                                -          (16,902)
 Issuance of long-term debt                                  79,900        9,300
 Retirement of long-term debt                               (75,000)       -
 Funds on deposit with trustees                               3,133       (6,537)
 Notes receivable from affiliates                            (7,350)      31,050
 Dividends on preferred stock                                 -             (545)
 Dividends on common stock                                 (102,747)     (79,019)
                                                          _________     ________
                                                           (102,064)     (62,653)
                                                          _________     ________


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS           (26,455)       2,427
Cash and temporary cash investments at January 1             34,509        1,805
                                                          _________     ________
Cash and temporary cash investments at September 30      $    8,054   $    4,232
                                                          =========     ========


SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest (net of amount capitalized)                       25,452       26,143
  Income taxes                                               30,026       39,836


See accompanying notes to financial statements.

Certain amounts have been reclassified for comparative purposes.

                     THE POTOMAC EDISON COMPANY

                    Notes to Financial Statements


1. The Potomac Edison Company (The Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Certain prior period amounts in these financial statements and notes have been revised for comparative purposes.

2. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3.   The Company owned 28% of the common stock of Allegheny
 Generating Company (AGC) through July 31, 2000. On August 1, 2000, the Company transferred its 28% ownership in AGC to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at book value due to deregulation restructuring plans in Maryland, Virginia, and West Virginia. An affiliate of the Company, the Monongahela Power Company (Monongahela Power), owns the remainder. AGC was reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

 AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

 Following is a summary of statement of operations information for
 AGC:

                            Three Months Ended      Nine Months Ended
                              September 30            September 30
                              2000        1999       2000       1999
                                      (Thousands of Dollars)

 Electric operating
   revenues:                $17,257     $18,072     $51,771   $53,739

 Operation and
 maintenance
   expense                    1,423       1,207       3,747     4,122
 Depreciation                 4,242       4,245      12,728    12,735
 Taxes other than income
   taxes                      1,145       1,137       3,359     3,398
 Federal income taxes         1,415       2,662       5,383     7,622
 Interest charges             3,400       3,305      10,054     9,993
 Other income, net             (282)          -        (285)       (2)
   Net income               $ 5,914     $ 5,516     $16,785   $15,871


 The Company's share of the equity in earnings above was $.5 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively, and $3.5 million and $4.4 million for the nine months ended September 30, 2000 and 1999, respectively, and is included in other income, net, on the Company's Statement of Operations.

 4. The Company's principal operating segment is regulated operations. The regulated operations segment previously referred to as the utility segment, operates electric transmission and distribution systems.

 The Company and its regulated affiliates, Monongahela Power and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission, and distribution of electric energy. Also, with Monongahela Power's purchase of West Virginia Power Company (West Virginia Power) in December 1999 and Mountaineer Gas Company (Mountaineer Gas) in August 2000, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, Monongahela Power is engaged in the generation and sale of electric energy. The Company operates as a single regulated operations segment in the states of Maryland, West Virginia, and Virginia.

 5. The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes during their next session in the first quarter of 2001. Among the provisions of the plan are the following:

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

 * The Company's affiliate, Monongahela Power, is permitted to file a petition seeking W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets (approximately 2,040 MW) to its non-regulated generation affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at book value. Also, based on a final order issued by the W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Company were transferred to Allegheny Energy Supply at book value on August 1, 2000, in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

 * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

 * Large commercial and industrial customers will receive a 3% rate reduction effective July 1, 2000.

 * A special "Rate Stabilization" account of $14.1 million was established for residential and small business customers to mitigate the impact of the market price of power as determined by the W.Va. PSC.

 In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

 As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its West Virginia jurisdictions' electric operations in the first quarter of 2000. The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $12.3 million in March 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                           Gross        Net-of-Tax
                                            (Millions of Dollars)

  Unrecoverable regulatory assets          $ 5.9           $ 3.6
  Rate stabilization obligation             14.1             8.7
    2000 extraordinary charge              $20.0           $12.3

6. The Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.

                                          September   December
                                             2000       1999
                                          (Millions of Dollars)

  Property, plant, and equipment              $7.3      $563.9
  Amounts under construction included
  above                                         .8        17.6
  Accumulated depreciation                    (4.7)     (298.7)

7. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the nine months ended September 30, 2000 and 1999 were $83.2 million and $82.3 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply, under a fixed price multi-year contract.

8. A Securities and Exchange Commission (SEC) announcement at the March 16, 2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, ongoing maintenance expenses represent costs incurred to maintain, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

9. The pollution control notes related to the energy supply assets transferred to Allegheny Energy Supply are included as debt in the Company's financial statements because the Company is a co-obligor for the debt. The Company accrues interest expense on the pollution control notes but Allegheny Energy Supply is responsible for the payment of the pollution control notes interest and principal. Allegheny Energy Supply's payment of interest is reflected in the Company's financial statements as a reduction in interest accrued and an increase in other paid-in capital.


10.  On June 7, 2000, the Maryland Public Service Commission
 (Maryland PSC) approved the transfer of the Maryland jurisdictional share of the generating assets of the Company, to Allegheny Energy Supply at net book value. On June 23, 2000, the W.Va. PSC issued an order which, in part, authorized the Company to transfer at net book value its West Virginia jurisdictional share of its generating assets to an unregulated affiliate in conjunction with the Maryland transfer. Also, on July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) authorized the transfer of the Virginia jurisdictional share of the Company's generating assets, excluding the hydroelectric assets located within the state of Virginia, to an unregulated affiliate at net book value. On July 31, 2000, the SEC approved these transfers of generating assets. On August 1, 2000, the Company transferred 2,100 MW of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply at net book value with the result of reducing the Company's common equity by $345.4 million.

 The net assets transferred to Allegheny Energy Supply are shown below:

                                               (Millions of Dollars)
  Property, plant, and equipment, net of
    accumulated depreciation                       $446.5
  Investment in AGC                                  42.3
  Other assets                                       33.6
  Liabilities                                       177.0

 The Company no longer has ownership interest in generating assets other than 5 MW in hydroelectric generating assets in Virginia.

11. In April 2000, the Company's shareholders amended its Articles of Incorporation. Prior to the amendment and restatement, the Company was authorized to issue 23,000,000 shares of common stock without par value and 5,378,611 shares of preferred stock with $100
 par value per share.   The Company now has authority to issue
 26,000,000 shares of common stock with $.01 par value per share and 10,000,000 shares of preferred stock with $.01 par value per share. As a result of the change in par value, the Company's common stock was reduced and other paid-in capital was increased by $447.5 million.

                     THE POTOMAC EDISON COMPANY

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999


     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Public Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

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

Significant Events in the First Nine Months of 2000

West Virginia Deregulation

     The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va.
PSC) with certain modifications. As a result of West Virginia legislation, the Company discontinued the application of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation," for the electric generation portion of its West

Virginia operations and has adopted SFAS No. 101. "Accounting for the Discontinuation of Application of FASB Statement No. 71." Accordingly, the Company recorded an extraordinary charge of $20.0 million ($12.3 million after taxes) during the first nine months of 2000. The write-off reflects unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. See Note 5 to the financial statements for details of the deregulation plan.

     See Electric Energy Competition for more information regarding restructuring in West Virginia.

Transfer of Generation Assets

Transfer of Potomac Edison Generation Assets to Allegheny Energy Supply

     On August 1, 2000, the Company transferred 2,100 megawatts (MW) of its Maryland, Virginia, and West Virginia jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at net book value. State utility commissions in Maryland, Virginia, and West Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) also approved the transfer.

     Pursuant to a series of fixed period contracts, Allegheny Energy Supply supplies West Penn Power Company (West Penn) and the Company with power through 2008. Under these contracts, Allegheny Energy Supply provides these regulated electricity distribution affiliates with the amount of electricity, up to their retail load, that they may demand. These contracts represent approximately 90% of the normal operating capacity of Allegheny Energy Supply's fleet of generating assets and can be terminated by Allegheny Energy Supply with 12 months' notice.

     Allegheny Energy, Inc. (the Parent) is considering ways to maximize the value of its generating assets, including by means of partnering, selling all or a portion of the common stock of Allegheny Energy Supply through an initial public offering, or combining a partial initial public offering with a spin-off of the remaining stock to the Parent's shareholders. The Parent will withhold any decision until the Monongahela Power Company's (Monongahela Power) generating assets are transferred to Allegheny Energy Supply. Monongahela Power has requested approval from the W.Va. PSC to transfer its West Virginia generation assets to Allegheny Energy Supply on or after January 1, 2001, in conjunction with already authorized transfer of the Ohio portion of those assets.

Virginia Separation Plan

     In connection with the transfer of generating assets discussed above, on May 25, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 MW of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution assets effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer of its Virginia generating assets to its unregulated generation affiliate, Allegheny Energy Supply.

     In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding highlighted below:

* Effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million.

* The Company will not file for a base rate increase prior to January 1, 2001.

* Fuel rates were rolled into base rates with a decrease in annual fuel revenues of $750,000 effective with bills rendered on or after August 7, 2000. Effective August 2001, the annual fuel revenue adjustment will drop to $250,000. Effective August 2002, the fuel rate adjustment will be eliminated.

* Termination of the Company's fuel factor in Virginia effective for bills rendered on or after August 7, 2000.

* The Company's agreement to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

* The Company's agreement during default service period to contract for generation service to be provided to customers at the same costs that it would incur to serve customers from the units it owned prior to the transfer of generation assets to Allegheny Energy Supply.

     On August 10, 2000, the Company applied to the Virginia SCC to transfer its hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary). Commission action is pending.

West Virginia Transfer of Monongahela Power Generation Assets to
Allegheny Energy Supply

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generation assets of the Company's affiliate, Monongahela Power. In part, the order requires that after implementation of the deregulation plan, Monongahela Power file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generation assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits Monongahela Power to submit a petition to the Commission seeking approval to transfer its West Virginia generation assets prior to the implementation of the deregulation plan. A filing before the implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000 and supplemented on October 31, 2000, Monongahela Power filed a petition seeking W.Va. PSC approval to transfer its West Virginia assets to its unregulated affiliate, Allegheny Energy Supply, on or after January 1, 2001 contemporaneously with the transfer of its Ohio generation assets.

Rate Matters

     As previously reported, on February 26, 1999, the W.Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, Monongahela Power, to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase Monongahela Power's fuel rates by $10.9 million and decrease the Company's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of the Company and Monongahela Power consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates will result in a revenue reduction of approximately $0.3 million for 2000 increasing over 8 years to an annual reduction of approximately $1.7 million. Offsetting the decrease in rates, the settlement approved by the W.Va. PSC directs the Company and Monongahela Power to amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $16.0 million) as a reduction of expenses over a four and one-half year period beginning July 1, 2000. Also, July 1, 2000, the Company and Monongahela Power ceased their expanded net energy cost (fuel clause) as part of the settlement.

     On March 24, 2000, the Maryland Public Service Commission
(Maryland PSC) issued an order requiring the Company to refund the 1999 deferred fuel balance overrecovery of approximately $9.9 million to customers over a period of twelve months that began April 30, 2000.

     On October 4, 2000, the Maryland PSC approved the Company's filing which represents the final reconciliation of its deferred fuel balance. The filing will refund to customers the $3.2 million overrecovery balance existing in the Maryland deferred fuel account as of September 30, 2000. The deferred fuel credit to customers began in October 2000 and will be effective until the balance falls to zero, which is projected to take twelve months. The refund of the overrecovered balance does not affect the Company's earnings since the overrecovered amounts have been deferred.

     On April 12, 2000 the Maryland PSC approved the Power Sales Agreement between the Company and Virginia Electric Power Company covering the sale of the AES Warrior Run output to the wholesale market for the period July 1, 2000 through December 31, 2000. The AES Warrior Run cogeneration project was developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and achieved commercial operation on February 10, 2000. Under the terms of the Maryland deregulation plan approved in 1999, the revenues from the sale of the AES Warrior Run output are used to offset the capacity and energy costs the Company pays to the AES Warrior Run cogeneration project in determining amounts to be recovered from Maryland customers.

     As previously reported, the Company decreased the fuel portion of Maryland customers' bills by about $6.4 million annually effective with bills rendered on or after December 7, 1999, subject to refund, based on the outcome of proceedings before the Maryland PSC. A proposed order was issued on February 18, 2000, granting the requested decrease in the Company`s fuel rate, and on March 21, 2000 the proposed order became final. Effective July 1, 2000, coincident with Customer Choice in Maryland, the fuel rates were rolled into base rates.

     On June 7, 2000, the Company's Maryland customers began receiving an Earnings Sharing Credit on their electric bills. The credit is the result of an agreement approved by the Maryland PSC where the Company agreed to share one-half of its 1999 and 2000 earnings above an 11.4% return on equity with its customers.

     During 1999, the Maryland PSC found that the Company exceeded the threshold earnings level that triggers sharing. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million, is being distributed to customers in the form of an Earnings Sharing Credit. The credit will remain in affect through April 30, 2001.

Allegheny Power Forms New Independent Transmission Affiliation

     The Parent's regulated subsidiaries, Monongahela Power, West Penn, and the Company, collectively doing business as Allegheny Power, announced on October 5, 2000, that it signed a Memorandum of Agreement with Pennsylvania-New Jersey-Maryland Interconnection, LCC
(PJM) to develop a new affiliation. The alliance was outlined in a filing submitted to the FERC on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

     FERC's Order 2000 requires all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in a regional transmission organization (RTO), those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework.

     Allegheny Power will lead the new initiative, known as PJM West, which will allow transmission service to all market participants while simultaneously expanding the PJM market. The Parent's subsidiary Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM, opening markets, and making the generation more competitive in the current PJM region.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Parent releases were provided to the media in the Parent company's area and posted on the Parent company's web site. The Parent filed its 1999 TRI report with the Environmental Protection Agency (EPA) prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

Review of Operations

EARNINGS SUMMARY

     Earnings in the third quarter of 2000 were $16.0 million, compared with $26.5 million in the corresponding 1999 period. For the first nine months of 2000, earnings were $67.9 million, excluding an extraordinary charge of $12.3 million, net of taxes, compared with $81.4 million in the corresponding 1999 period. The decrease in earnings for the three and nine months ended September 2000 was primarily due to the August 1, 2000 transfer of the Company's 2,100 MW of generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy. As a result of the transfer the Company only has 5 MW of hydroelectric generating capacity in Virginia available for sale.

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

SALES AND REVENUES

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

                              Change from Prior Periods
                      Three Months Ended     Nine Months Ended
                         September 30           September 30
                       Revenues    kWh     Revenues      kWh

  Residential         (15.2)%    (7.2)%      (2.5)%      (.2)%
  Commercial          (11.5)      1.6        (2.1)       3.2
  Industrial          (11.7)       .7        (3.9)       1.7

  Total               (13.2)%    (1.7)%       (2.8)%     1.3%

     Residential kWh sales, which are more weather sensitive than the other classes, experienced decreases for both the third quarter and nine months ended September 30, 2000. The decreases for residential kWh sales were due to changes in customer usage because of weather conditions, which was offset in part by growth in the number of customers.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increases in commercial kWh sales for the third quarter and nine months ended September 30, 2000 were primarily due to growth in the number of customers.

     Industrial kWh sales for the third quarter and first nine months of 2000 increased due to increased sales to primary metal industry customers and food products customers.

     The decreases in residential, commercial, and industrial revenues in the three and nine months ended September 30, 2000 periods were due primarily to certain reductions applied to customers' revenues. These reductions included credits to customer bills resulting from conditions within the Maryland settlement agreements and in the third quarter an adjustment was made to revenues related to overrecovery from the Warrior Run cogeneration project. In addition, milder weather in the quarter and year-to-date periods of 2000 led to lower residential kWh sales and revenues.

     In October 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates $13 million in 1999 and 2000 and will increase its rates an additional $13 million in 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 2000 through 2001 time frame results in a pre-tax income reduction of $21 million in 2000 and $19 million in 2001. Also, the Company will share on a 50% customer, 50% shareholder basis, earnings above a ROE of 11.4% in Maryland for 1999 and 2000. This sharing occurs through an annual true-up. The Company's revenues reflect an estimated obligation for shared earnings above an 11.4% return on equity.
Based on 1999 results, the Company will return Maryland customers $9.7 million in earnings sharing over the eleven month period beginning with bills rendered June 7, 2000. An estimate of the earnings sharing for 1999 results was accrued by the Company during 1999.

     Effective July 1, 2000, the Company's Maryland jurisdiction ceased to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, effective July 1, 2000, a fuel clause ceased to exist for the Company's West Virginia jurisdiction, and effective August 2000, ceased to exist for the Company's Virginia jurisdiction. Through June 30, 2000, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through a fuel clause. Effective July 1, 2000, the Company assumed the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland and West Virginia jurisdictions, and in August for its Virginia jurisdiction.

Wholesale and other revenues were as follows:

                            Three Months Ended    Nine Months Ended
                                September 30         September 30
                              2000      1999       2000       1999
                                      (Millions of Dollars)

Wholesale customers           $ 5.5     $5.8       $16.4      $16.2
Affiliated companies           24.5      2.8        39.4        8.8
Street lighting and other       2.0       .5         4.8        2.7
Settlement Revenues
   (Deferred revenues)           .8     (6.5)         .7      (15.4)
  Total wholesale and
    other revenues            $32.8     $2.6       $61.3      $12.3

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Wholesale customer revenues in the third quarter and first nine months of 2000 remained about the same as the comparable 1999 periods.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $21.7 million and $30.6 million in the third quarter and first nine months of 2000, respectively, due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply. The Company has a dispatch arrangement in place with Allegheny Energy Supply. On August 1, 2000, the Company transferred its generating capacity to Allegheny Energy Supply.

     Settlement deferred revenues result from settlement agreements approved by the Maryland PSC and reflects $7.7 million revenue deferred in 1999 and recorded in 2000.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales were as follows:

                               Three Months Ended  Nine Months Ended
                                   September 30        September 30
                                 2000       1999     2000      1999

kWh Transactions (in billions):
  Bulk Power                       .38       .07      .41       .19
  Transmission and other
    energy services to
      nonaffiliated companies      .86       .96     2.56      2.13

       Total                      1.24      1.03     2.97      2.32


Revenues (in millions):
  Bulk power                     $15.0      $3.7    $16.1      $7.1
  Transmission and other
    energy services to
      nonaffiliated companies      5.2       6.0     13.1      13.0
       Total                     $20.2      $9.7    $29.2     $20.1

     The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 and the first nine months of 1999 because changes are passed to customers through operation of fuel clauses. Effective July 1, 2000, the fuel clause was discontinued in the Company's Maryland and West Virginia jurisdictions, and was discontinued for its Virginia jurisdiction effective in August. The discontinuation of the fuel clauses may cause an increase in the volatility of earnings for the Company. With the discontinuation of the fuel clauses, the Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its Maryland, West Virginia, and Virginia jurisdictions.

     Bulk power sales for the three and nine months ended September 30, 2000 periods include $15.0 million for the sale of the output of the AES Warrior Run cogeneration facility located in the Company's territory into the open market. This sale of output was part of a Maryland PSC settlement agreement with the Company.

OPERATING EXPENSES

     The decrease in fuel expenses was due to the fuel expenses associated with the 2,100 MW of the Company's generating capacity that were transferred to Allegheny Energy Supply on August 1, 2000.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies and, purchases from qualified facilities under the PURPA, and prior to August 1, 2000 capacity charges paid to Allegheny Generating Company.

Purchased Power and Exchanges, Net

                               Three Months Ended  Nine Months Ended
                                 September 30        September 30
                                 2000      1999      2000     1999
                                       (Millions of Dollars)
Regulated Operations:
  Purchased Power:
    From PURPA generation*      $ 24.4     $  .1    $ 63.7   $   .1
    Other                          1.0       4.3       3.9     10.3
  Power exchanges, net             (.1)     (2.6)      4.0     (2.8)
  AGC capacity charges             1.5       5.0      11.2     15.0
  Other affiliated capacity
    charges                        1.5       9.5      18.0     29.3
  Affiliated energy and
   spinning reserve charges       99.6      14.9     127.8     40.8
      Purchased power and
        exchanges, net          $127.9     $31.2    $228.6    $92.7

*PURPA cost (cents per kWh)        6.3         -       6.2        -


     The increases for the three and nine months ended September 30, 2000, of $20.0 million and $53.3 million, respectively, in purchased power from PURPA generation is due to the start of commercial operations of the AES Warrior Run PURPA cogeneration project on February 10, 2000 in the Company's Maryland service territory. The Maryland PSC has approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. See Sales and Revenues for more information on the settlement agreement.

     AGC capacity charges and other affiliated capacity charges decreased in the quarter and nine months ended September 30, 2000 periods, due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy Supply on August 1, 2000.

     The increases in affiliated energy and spinning reserve charges for the third quarter and nine months ended September 30, 2000 were due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provide energy to the Company's Maryland customers eligible to chose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up upon the June 7, 2000 approval of the Maryland PSC and has been transferred by the Company to Allegheny Energy Supply

     Other operations expenses decreased $5.4 million and $8.6 million for the three and nine months ended September 30, 2000. The decreases were primarily due to the transfer of the Company's generation to Allegheny Energy Supply, and the in the nine months ended period also to due to a litigation settlement.

     The decrease in total maintenance expenses of $6.2 million and $5.8 million for the third quarter and nine months ended September 30, 2000, respectively, were primarily due to the transfer of the Company's generation to Allegheny Energy Supply. Until August 1, 2000, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Current and future maintenance expenses will be to support the Company's wires or delivery business.

     Depreciation and amortization expense in the three and nine months ended September 30, 2000 decreased $6.8 million and $5.5 million, respectively, due to the Company's transfer of its generation assets to Allegheny Energy Supply..

     Taxes other than income taxes decreased $2.7 million and $2.1 million in the third quarter and first nine months of 2000, respectively, due primarily to the transfer of generation assets to Allegheny Energy Supply.

     Federal and state income taxes decreased $8.4 million and $11.3 million in the third quarter and first nine months of 2000, respectively, primarily due to decreased taxable income and to the Company's share of tax savings in consolidation related to its Parent.

     Other income, net decreased $2.5 million and $2.7 million for the three and nine months ended September 30, 2000, respectively, due primarily to the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply. Prior to this August 1, 2000 transfer, the Company reported AGC in its financial statements using the equity method of accounting.

     Interest on long-term debt decreased $2.1 million and $1.4 million for the three and nine months ended September 30, 2000, respectively, due primarily to the March 20 redemption of $75 million of first mortgage bonds.

     The extraordinary charge in the first nine months of $20.0 million ($12.3 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 5 to the financial statements for additional information.

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

Financing

     In March 2000, the Company redeemed $75 million of 5 7/8% series first mortgage bonds.

     On June 1, 2000, the Company issued $80 million London Interbank Offer Rate (LIBOR) floating rate private placement notes assumable by Allegheny Energy Supply upon its acquisition of the Company's Maryland electric generating assets. On August 1, 2000, after the Company's generating assets were transferred to Allegheny Energy Supply, the notes were re-marketed as Allegheny Energy Supply floating rate notes with the same maturity date. Accordingly, the obligation for this debt was transferred to Allegheny Energy Supply. No additional proceeds were received.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would have no effect on the Company's interest expense. The Company has no projected short-term borrowings for the three months ended
December 31, 2000.

Environmental Issues

     As previously reported, the EPA nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the Court denied the request for the appeal. The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement, the NOx SIP call regulation. The new SIP submittal deadline was October 28, 2000 and the compliance due date will remain May 1, 2003. The Parent's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with an estimated total capital cost of $347.9 million. Of that amount, approximately $8.5 million was spent in 1999.

     On August 2, 2000, the Parent received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. These electric generating stations are now owned by Allegheny Energy Supply and Monongahela Power. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Parent believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Service Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Parent has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Parent continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure level playing fields.

In addition, to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     The Parent is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states its Operating Subsidiaries (Monongahela Power, the Company, and West Penn) serve. Pennsylvania and Maryland have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice.


Activities at the Federal Level

     The Parent continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Parent unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase provisions) of PURPA, are repealed or significantly revised. The Parent continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by Allegheny Energy are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Parent priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. Initial momentum on the issue was not sufficient to achieve passage of restructuring legislation this year. A new congress and administration are expected to take up the issue early next year.

     On December 15, 1999, the FERC issued Order 2000, which requires all electric utilities not currently in an ISO to file a plan on how they would participate in a RTO. RTOs are intended to oversee and control the power grid in a more competitive marketplace. Allegheny Power and other transmission-owning entities were required to file with the FERC their plans for joining an RTO by October 16, 2000. On October 5, 2000, Allegheny Power and the PJM announced that they had signed a Memorandum of Agreement to develop a new affiliation. The alliance was outlined in a filing submitted on October 16, 2000, to the FERC in order to meet the requirements of FERC's Order 2000. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework. (See additional discussion on page 15.)

Maryland Activities

     On June 7, 2000, the Maryland PSC approved the transfer of the Company's generating assets to its affiliate, Allegheny Energy
Supply. The transfer was made on August 1, 2000. Maryland customers of the Company had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

*    restricts sharing of employees between utilities and affiliates,

* announces the Maryland PSC's intent to impose a royalty fee to compensate the utility for the use by an affiliate of the utility's name and/or logo and for other "intangible or unquantified benefits", and

* requires asymmetric pricing for asset transfers between utilities and their affiliates. Asymmetric pricing requires that transfers of assets from the regulated utility to an affiliate be recorded at the greater of book cost or market value while transfers of assets from the affiliate to the regulated utility be at lesser of book costs or market.

     The Company, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. The Circuit Court has granted a partial stay of the Maryland PSC's Code of Conduct/Affiliated Transactions Order. The Judge granted a stay on the issues of employee sharing, royalties for the use of the name and logo and for certain intangibles, and on the requirement to use a disclaimer on advertising for non-core services.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring
Act) became law on March 25, 1999. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General
Assembly legislative session to direct the Virginia SCC to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer of the Company's generating assets and the provision of the Phase I application. See Virginia Functional Separation Plan on page 12 for more information.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.

West Virginia Activities

     In March 1998, the West Virginia legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The W.Va. PSC approved the Company's request to transfer generating assets to its affiliate, Allegheny Energy Supply, on or after July 1, 2000 and established a process for obtaining approval of transfer of the Company's affiliate's, Monongahela Power, assets on or before the starting date for customer choice. In accordance with the restructuring agreement, the Company and its affiliate, Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000. The W.Va. PSC is expected to rule on the Company's July 12, 2000 unbundled tariffs filing before year end.

The status of electric energy competition in Ohio and Pennsylvania, in which affiliates of the Company serve, are as follows:

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio Public Utilities Commission (Ohio PUC).

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a review period. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001.

Pennsylvania Activities

As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company's affiliate, West Penn, has retained about 98% of its Pennsylvania customers through September 30, 2000.

Accounting for the Effects of Price Deregulation

     In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity
- Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in Maryland and West Virginia.

     The Virginia legislation established a definitive process of transition to deregulation and market-based pricing for electric generation. However, the deregulation plan in Virginia will not be known until certain regulatory proceedings occur with filing scheduled for the fourth quarter of 2000. The Company estimates that a charge to earnings for Virginia deregulation would be 1.6 million after taxes (2.6 million before taxes).

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company will implement the requirements of these accounting standards.

     These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company has organized a cross-functional project team for implementing SFAS No. 133. The team has substantially completed the Company's inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The Company will record an asset or liability on its balance sheet based on the fair value of any contracts that meet the derivative criteria in SFAS No. 133 at the
adoption date.   The fair values of these contracts will fluctuate
over time due to changes in the underlying commodity prices which are influenced by various market factors, including weather and availability of regional electric generation and transmission capacity. It is anticipated that any contracts meeting SFAS No. 133's derivative criteria will increase the volatility in reported earnings and other comprehensive income.

                     THE POTOMAC EDISON COMPANY

              Part II - Other Information to Form 10-Q
                for Quarter Ended September 30, 2000






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
          (27) Financial Data Schedule

(b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 20, 2000.






                              Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        THE POTOMAC EDISON COMPANY



                                        /S/    T. J. Kloc

                                          T. J. Kloc, Controller
                                        (Chief Accounting Officer)





November 14, 2000