Form 10-Q
period 2001-03-31
POTOMAC EDISON CO
filed 2001-05-15
CIK 79731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

     At May 15, 2001, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

THE POTOMAC EDISON COMPANY

Form 10-Q for Quarter Ended March 31, 2001

Index

Page No.
PART I - FINANCIAL INFORMATION:
Consolidated Statement of Operations - Three months ended March 31, 2001 and 2000	3

Consolidated Statement of Cash Flows - Three months ended March 31, 2001 and 2000	4

Consolidated Balance Sheet - March 31, 2001 and December 31, 2000	5-6

Notes to Financial Statements	7-9

Management's Discussion and Analysis of Financial Condition and Results of Operations	10-23

PART II - OTHER INFORMATION	24

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended
	March 31
	2001	2000
OPERATING REVENUES:
Residential	$109,967	$101,984
Commercial	40,713	42,656
Industrial	54,230	50,725
Wholesale and other, including affiliates	17,981	14,595
Bulk power transactions, net	12,730	4,774
Total Operating Revenues	235,621	214,734

OPERATING EXPENSES:
Operation:
Fuel		34,983
Purchased power and exchanges, net	137,848	53,185
Deferred power costs, net	(3,342)	397
Other	40,098	23,244
Maintenance	7,148	14,433
Depreciation and amortization	8,255	19,909
Taxes other than income taxes	9,246	12,609
Federal and state income taxes	8,283	15,743
Total Operating Expenses	207,536	174,503
Operating Income	28,085	40,231

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	(5)	258
Other income, net	(49)	1,945
Total Other Income and Deductions	(54)	2,203

Income Before Interest Charges and
Extraordinary Charge	28,031	42,434

INTEREST CHARGES:
Interest on long-term debt	8,166	10,758
Other interest	775	770
Allowance for borrowed funds used during
construction	(105)	(205)

Total Interest Charges	8,836	11,323

Consolidated Income Before Extraordinary Charge	19,195	31,111
Extraordinary Charge, net		(12,278)
Consolidated Net Income	$ 19,195	$ 18,833

See accompanying notes to consolidated financial statements.

4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)

	Unaudited
	Three Months Ended
	March 31

	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$19,195	$18,833
Extraordinary charge, net of taxes		12,278
Consolidated income before extraordinary charge	19,195	31,111

Depreciation and amortization	8,255	19,909
Deferred investment credit and income taxes, net	654	(1,000)
Deferred power costs, net	(3,342)	397
Unconsolidated subsidiaries' dividends in excess of earnings		379
Allowance for other than borrowed funds used during construction	5	(258)
Changes in certain current assets and liabilities:
accounts receivable, net	(15,667)	(4,234)
Accounts receivable affiliates		(11,273)
Materials and supplies	(502)	(1,430)
Prepaid taxes	2,584
Accounts payable	(5,844)	(10,220)
Accounts payable to affiliates	8,521
Taxes accrued	10,184	11,967
Interest accrued	6,413	4,933
Other, net	(1,387)	10,672
	29,069	50,953
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(10,918)	(15,476)

CASH FLOWS USED IN FINANCING:
Short-term debt	(10,885)	7,950
Retirement of long-term debt		(75,000)
Funds on deposit with trustees		3,133
Notes payable to affiliates		53,200
Dividends on common stock	(9,626)	(57,082)
	(20,511)	(67,799)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(2,360)	(32,322)
Cash and temporary cash investments at January 1	4,685	34,509
Cash and temporary cash investments at March 31	$ 2,325	$ 2,187

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 2,325	$ 6,043
Income taxes	$ (1,914)	$ 86

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.

5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2001	2000*
ASSETS:
Property, Plant, and Equipment:
Regulated operations	$1,407,637	$1,396,259
Construction work in progress	13,317	14,122
	1,420,954	1,410,381
Accumulated depreciation	(523,068)	(514,167)
	897,886	896,214
Investments and Other Assets:
Other	339	355
	339	355
Current Assets:
Cash and temporary cash investments	2,325	4,685
Accounts receivable:
Electric service	113,787	98,225
Other	2,297	1,893
Allowance for uncollectible accounts	(4,488)	(4,189)
Materials and supplies - at average cost:
Operating and construction	12,634	12,132
Deferred income taxes	5,557	5,193
Prepaid taxes	13,451	16,035
Other	842	805
	146,405	134,779

Deferred Charges:
Regulatory assets	53,712	53,712
Unamortized loss on reacquired debt	10,794	10,925
Other	2,309	2,978
	66,815	67,615

Total Assets	$1,111,445	$1,098,963

6

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
Capitalization:	2001	2000*
Common stock	$ 224	$ 224
Other paid-in capital	224,979	224,979
Retained earnings	197,119	187,551
	422,322	412,754
Long-term debt and QUIDS	410,074	410,010
	832,396	822,764
Current Liabilities:
Short-term debt
Notes payable to affiliates
Short-term debt	31,800	42,685
Accounts payable	11,460	17,304
Accounts payable to affiliates, net	33,008	24,487
Deferred income taxes
Taxes accrued:
Federal and state income	8,059	77
Other	10,946	8,744
Deferred power costs	9,964	11,396
Interest accrued	10,941	4,528
Maryland settlement	7,223	10,456
Other	7,262	7,604
	130,663	127,281

Deferred Credits and Other Liabilities:
Unamortized investment credit	10,309	10,555
Deferred income taxes	92,590	89,285
Obligations under capital leases	10,335	9,876
Regulatory liabilities	28,342	32,309
Other	6,810	6,893
	148,386	148,918

Total Capitalization and Liabilities	$1,111,445	$1,098,963

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.

THE POTOMAC EDISON COMPANY

Notes to Consolidated Financial Statements

1. The Potomac Edison Company (The Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001, and 2000, and cash flows for the three months ended March 31, 2001, and 2000. Certain prior period amounts in these consolidated financial statements and notes have been revised for comparative purposes.

2. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3. The Company's principal operating segment is regulated operations. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distributions (T&D) systems in Maryland, West Virginia and Virginia.

The Company and its regulated affiliates, Monongahela Power Company Monongahela Power) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission, and distribution of electric energy. Also, with Monongahela Power's purchase of West Virginia Power Company (West Virginia Power) in December 1999 and Mountaineer Gas Company (Mountaineer Gas) in August 2000, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, Monongahela Power is engaged in the generation and sale of electric energy.

4. On May 25, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 megawatts (MW) of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its T&D assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer, at book value, of its Virginia jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). The Company transferred these assets to Allegheny Energy Supply on August 1, 2000.

The Potomac Edison Company

and Subsidiaries

In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU) that includes the following:

- Effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million.

- The Company will not file for a base rate increase prior to January 1, 2001.

- The fuel rate was rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on that date, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated.

- The Company agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

- The Company agreed, during a default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

On August 10, 2000, the Company applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of the Company). On December 14, 2000, the Virginia SCC approved the transfer. The Company anticipates that the transfer to Allegheny Energy Supply will occur during the second quarter of 2001, after receiving final approval from the Securities and Exchange Commission (SEC).

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to be provided based on market rates after the capped rate period end July 1, 2007.

5. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." On August 1, 2000, the Company transferred 2,100 MW of its generation assets to Allegheny Energy Supply, unregulated generation segment.

	March	December
	2001	2000
	(Millions of Dollars)

Property, plant, and equipment	$8.9	$8.9
Amounts under construction included above
Accumulated depreciation	(5.9)	(5.9)

  All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended March 31, 2001, and 2000

The Potomac Edison Company

and Subsidiaries

were $21.5 million and $28.6 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply, under a fixed price multi-year contract. The Company and its affiliates use an Allegheny Energy, Inc. internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $9.8 million in money pool borrowings outstanding at December 31, 2000, but had no money pool borrowings outstanding at March 31, 2001.

     The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows.

7. In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company completed and inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

THE POTOMAC EDISON COMPANY

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER OF 2001 WITH FIRST QUARTER OF 2000

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company. Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Transfer of Generation Assets

Virginia Separation Plan

     On May 25, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) to separate its approximately 380 megawatts (MW) of generating assets, excluding the hydroelectric assets located within the state of Virginia, from its transmission and distribution (T&D) assets, effective July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfer, at book value, of its Virginia jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply).

     On August 10, 2000, the Company applied to the Virginia SCC to transfer the five MW of hydroelectric assets located within the state of Virginia to Green Valley Hydro, LLC (a subsidiary of the Company). On December 14, 2000, the Virginia SCC approved the transfer. The Company anticipates that the transfer to Allegheny Energy Supply will

The Potomac Edison Company

and Subsidiaries

occur during the second quarter of 2001, after receiving final approval from the Securities and Exchange Commission (SEC).

     The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to be provided based on market rates after the capped rate period ends July 1, 2007.

Rate Matters

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply. In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; the Company would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit will drop to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, the Company has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, the Company filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000. Many of the financial aspects of Virginia restructuring for the Company have already been addressed in Phase I.

     Effective with bills rendered on or after January 8, 2001, there was an increase in Maryland base rates. This increase is a result of the phase-in of the rate increase approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. A settlement agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the AES Warrior Run Public Utility Regulatory Policies Act (PURPA) project, was filed with the Maryland PSC on July 30, 1998, and was approved on October 27, 1998. The Maryland PSC approved rates to each customer class on December 22, 1998. Under the terms of the agreement, the Company increased its rates about 4% in each of the years 1999, 2000, and 2001 (a $79 million total revenue increase during 1999

The Potomac Edison Company

and Subsidiaries

through 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run project net of alleged over earnings of $52 million for the same period. The agreement also requires that the Company share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000, through April 30, 2001. Based on financial results filed with the Maryland PSC, the Company does not anticipate any earnings sharing applicable to the year 2000 .

Regional Transmission Organization

     On March 15, 2001, the Company, Monongahela Power Company (Monongahela Power), and West Penn Power Company (West Penn), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal by June 15, 2001, affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system's reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

     PJM West will provide transmission service to all market participants in accordance with the requirements of FERC Order 2000, while simultaneously expanding the PJM market. The arrangement will, for the first time, expand the PJM system management concepts beyond a single control area with the potential to result in a significantly larger energy market.

     The timeline set out in the filing calls for implementation by January 1, 2002. Under the PJM West concept, an office would be created and staffed and the PJM West Transmission Owners would transfer monitoring and functional control of their transmission systems to PJM. Additionally, the existing PJM regional market would be expanded to cover the PJM West operating territory.

The Potomac Edison Company

and Subsidiaries

Review of Operations

EARNINGS SUMMARY

Earnings for the first quarter of 2001, before the extraordinary charge, decreased by $11.9 million primarily due to the August 1, 2000 transfer of the Company's 2,100 MW of generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). As a result of the transfer, the Company has five MW of hydroelectric generating capacity in Virginia available for sale. The extraordinary charge of $12.3 million, net of taxes, for the first quarter of 2000 reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

SALES AND REVENUES

Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

	Change from Comparable Period
	Of the Prior Year
	Three Months Ended March 31
	Revenues	kWh

Residential	7.8%	11.2%
Commercial	(4.5)	6.4
Industrial	6.9	3.3

Total	4.1%	7.9%

Residential kWh sales, which are more weather sensitive than the other classes, experienced an increase for the three months ended March 31, 2001, due to an increase in customer usage because of weather conditions and growth in the number of customers.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales for the three months ended March 31, 2001, was due to increases in customer usage and an increase in the average number of customers. The decrease in revenues was primarily due to rate adjustments, as a result of the Maryland deregulation settlement.

Industrial kWh sales for the first three months of 2001 increased primarily due to an increase in kWh sales to primary metal industry customers and an increase in the average number of customers.

     In October 1998, the Maryland PSC approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates about 4% in each of the years 1999, 2000 and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases are

The Potomac Edison Company

and Subsidiaries

designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period.

     Total operating revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 31, 2000. Effective July 1, 2000, the Company's Maryland jurisdiction ceased to have a fuel clause under the terms of the September 23, 1999, settlement agreement. Also, effective July 1, 2000, a fuel clause ceased to exist for the West Virginia jurisdiction for the Company, and effective August 2000, a fuel clause ceased to exist for the Company's Virginia jurisdiction.

     Through June 30, 2000, changes in fuel revenues in jurisdictions for which a fuel clause was in existence had no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through fuel clauses.

     The Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in jurisdictions where a fuel clause has been eliminated. Effective July 1, 2000, the Company assumed the risks and benefits for its Maryland and West Virginia jurisdictions, and in August 2000 for its Virginia jurisdiction.

     There may be significant volatility in the spot prices for electricity at the wholesale level, which may significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity and their open commitments or previously concluded market positions that exist as such times.

Wholesale and other revenues were as follows:
	Three Months Ended
	March 31
	2001	2000

Wholesale customers	$ 6.3	$ 5.9
Affiliated companies	8.3	6.8
Street lighting and other	3.4	1.2
Settlement Revenues		7
(Deferred revenues)
Total wholesale and other revenues	$18.0	$14.6

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Total wholesale revenues i n

The Potomac Edison Company

and Subsidiaries

the first three months of 2001 increased primarily due to increases in revenues from each of the Company's wholesale customers.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $1.5 million in the first three months of 2001 due primarily to sales to its unregulated affiliate, Allegheny Energy Supply, and increased revenues related to leases and rentals. Because of the Company's transfer of assets to Allegheny Energy Supply, the Company no longer has generation available for sale. The Company purchased energy from Allegheny Energy Supply to serve Company customers who have not chosen an alternate supplier for their energy needs. If the Company has purchased more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply. Affiliated companies revenue increased in the first quarter in part to the sale of this excess energy back to Allegheny Energy Supply.

Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services sales were as follows:
	Three Months Ended
	March 31
	2001	2000
kWh Transactions (in billions):
Bulk power	.04	.03
Transmission and other energy services to
nonaffiliated companies	.98	.86
Total	1.02	.89
Revenues (in millions):
Bulk power	$8.2	$1.0
Transmission and other energy services to
nonaffiliated companies	4.5	3.8
Total	$12.7	$4.8

The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were previously recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments that exist at such times. Effective July 1, 2000, the fuel clause was discontinued in the Company's Maryland and West Virginia jurisdictions, and was discontinued for its Virginia jurisdiction effective on August 7, 2000. The discontinuation of fuel clauses may cause an increase in the volatility of earnings for the Company. With the

The Potomac Edison Company

and Subsidiaries

discontinuation of the fuel clauses, the Company assumes the risk and benefits of changes in fuel and purchased power costs and sales of transmission services in its Maryland, West Virginia and Virginia jurisdictions.

    The increases in bulk power kWh's and revenues for the first three months of 2001 was primarily the result of the sale of the output of the AES Warrior Run cogeneration facility into the open wholesale market. This sale of output was part of a Maryland PSC settlement agreement with the Company.

OPERATING EXPENSES

Due to the transfer of the Company's 2,100 MW of generating capacity to Allegheny Energy Supply on August 1, 2000, the fuel expense was eliminated.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies and, purchases from qualified facilities under PURPA, and prior to August 1, 2000, capacity charges paid to Allegheny Generating Company.

Purchased Power and Exchanges, Net
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Regulated Operations:
Purchased Power:
From PURPA generation*	$ 20.3	$ 18.3
Other		3.7
Power exchanges, net		4.1
AGC capacity charges		5.4
Other affiliated capacity charges		9.1
Affiliated energy and spinning reserve charges	117.5	12.6
Purchased power and exchanges, net	$137.8	$ 53.2

*PURPA cost (cents per kWh)	6.5	6.3

     The increase of $2.0 million from PURPA generation for the first quarter of 2001 was due to higher payments to the Warrior Run PURPA cogeneration project, which is located in the Company's Maryland service territory. The Maryland PSC has approved the Company's full recovery of the AES Warrior Run purchased power costs as part of the September 23, 1999, settlement agreement. Accordingly, the Company defers, as a component of other operation expenses, the difference between revenues collected related to AES Warrior Run and the cost of the AES Warrior Run purchased power.

The Potomac Edison Company

and Subsidiaries

Allegheny Generating Company (AGC) capacity charges and other affiliated capacity charges decreased in the quarter ended March 31, 2001, due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy Supply on August 1, 2000.

     The increase of $104.9 million in affiliated energy and spinning reserve charges for the period ended March 31, 2001, is due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provides energy to the Company's Maryland customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been transferred by the Company to Allegheny Energy Supply.

Other operations expenses increased $16.9 million for the three months ended March 31, 2001, primarily due the lease of generation assets. The transfer of the Company's generating assets to Allegheny Energy Supply on August 1, 2000 included the Company's assets located in West Virginia. A portion of these assets has been leased back by the Company to serve its West Virginia jurisdictional retail customers. The lease term is one year, but may be modified upon mutual agreement of both parties.

The decrease in total maintenance expenses of $7.3 million for the first quarter ended March 31, 2001, was primarily due to the transfer of the Company's generation assets to Allegheny Energy Supply. Until the August 1, 2000, transfer of generation assets, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Effective with the August transfer of generation assets, the Company's maintenance costs no longer reflect power station related maintenance expenses. Current and future maintenance expenses will be to support the Company's wires or delivery business.

Depreciation and amortization expense in the three months ended March 31, 2001, decreased $11.7 million due to the Company's transfer of its generation assets to Allegheny Energy Supply.

Taxes other than income taxes decreased $3.4 million in the first quarter of 2001 due to reductions in West Virginia Business and Occupational taxes and property taxes.

Federal and state income taxes decreased $7.5 million for the quarter ended March 31, 2001, due to a decrease in taxable income and to the Company's share of tax savings in consolidation related to its Parent.

Other income, net, decreased $2.0 million for the three months ended March 31, 2001, due primarily to the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply. Prior to this August 1, 2000, transfer, the Company reported AGC in its financial statements using the equity method of accounting.

The Potomac Edison Company

and Subsidiaries

     Interest on long-term debt decreased $2.6 million for the three months ended March 31, 2001, due to a reduction in the long-term debt outstanding.

Extraordinary Charge

The extraordinary charge in the first quarter of 2000 for $20.0 million ($12.3 million, net of taxes) reflects a write-off by the Company of costs determined to be unrecoverable as a result of Virginia and West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Internal Cash Flow

    Internal generation of cash from operations for the three month period ended March 31, 2001, was $29.1 million, prior to cash payments of $9.6 million for dividends on capital stock, compared to the same period in 2000, internal cash generation was $51.0 million, prior to cash payments of $57.1 million on capital stock. The decrease in cash flows from operations in 2001 resulted primarily from increases in accounts receivable, net, and accrued and prepaid taxes.

The Potomac Edison Company

and Subsidiaries

Financings

     To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

     The Company had short-term debt outstanding at March 31, 2001, of $31.8 million, with an average interest rate of 5.8%. The Company had short-term debt outstanding at December 31, 2000, of $42.7 million.

Impact of Change in Short-term Interest Rate

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $.2 million for the nine months ended December 31, 2001, based on projected short-term borrowings.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy

Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, West Penn and the Company) serve. Pennsylvania, Maryland and Ohio have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for

Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

The Potomac Edison Company

and Subsidiaries

Activities at the Federal Level

     While the Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. Two primary bills have been introduced in the U.S. Senate: S. 388, by Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's chief Democrat, Senator Jeff Bingaman of New Mexico. The relevant House committee of jurisdiction, Energy and Commerce, currently is focused on the California electricity emergency. At any rate, leadership officials in both the House and Senate are waiting for a full analysis of the Bush Administration's national energy strategy document before proceeding to formal consideration of the matter. Among issues that may be addressed during this process are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April approved S. 206, legislation to repeal PUHCA. The Majority Leader must now decide when to schedule time for the legislation to be taken up the full Senate.

Maryland Activities

     On June 7, 2000, the Maryland PSC approved the transfer of the generating assets of the Company to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of the Company have had the right to choose an alternative electric provider since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to compensate   the utility for the use by an affiliate of the utility's name and/or logo   and for other "intangible or unqualified benefits;"

- requires asymmetric pricing for asset transfers between utilities and   their affiliates (excluding the transfer of the Company's Maryland   jurisdictional generating assets to Allegheny Energy Supply). Asymmetric    pricing requires that transfers of assets from the regulated utility to   an affiliate be recorded at the greater of book cost or market value

The Potomac Edison Company

and Subsidiaries

while transfers of assets from the affiliate to the regulated utility be recorded at the lesser of book costs or market value.

     The Company, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the decision requiring asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on this issue has positive implications for the Company, because the court's reasoning was that the Maryland PSC's order conflicts with provisions of PUHCA.

The Company, and other Maryland gas and electric utilities, are considering appeals of the Circuit Court's decision to Maryland's Court of Special Appeals.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained over 99% of its Pennsylvania customers as of March 31, 2001.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, Allegheny Energy filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

The Potomac Edison Company

and Subsidiaries

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000 the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of the Company's generating assets and the provisions of the Phase I application. See Note 4 for the notes to the consolidated financial statements for additional information.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the Public Service Commission of West Virginia (W.Va. PSC) to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

     The W.Va. PSC approved the Company's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000. In accordance with the restructuring agreement, the Company and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging

Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an

The Potomac Edison Company

and Subsidiaries

amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company completed and inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

THE POTOMAC EDISON COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2001

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

           The annual meeting of shareholders was held at Hagerstown,

           Maryland, on April 25, 2001. No proxies were solicited.

    (b)    Election of Directors:

The holder of all 22,385,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

Eleanor Baum                    Michael P. Morell

Lewis B. Campbell               Alan J. Noia

Wendell F. Holland              Jay S. Pifer

Frank A. Metz, Jr.              Steven H. Rice

Steven H. Rice                  Gunnar E. Sarsten

Victoria V. Schaff              Phillip E. Lint (resigned 5-10-01)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2001.

    (b)    Exhibit 12 - Computation of ratio of earnings to fixed charges.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE POTOMAC EDISON COMPANY

/S/ T. J. Kloc

T. J. Kloc, Controller
(Chief Accounting Officer)

May 15, 2001