Form 10-Q
period 2001-06-30
POTOMAC EDISON CO
filed 2001-08-14
CIK 79731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

     At August 14, 2001, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

THE POTOMAC EDISON COMPANY

Form 10-Q for Quarter Ended June 30, 2001

Index

Page No.
PART I - FINANCIAL INFORMATION:
Consolidated Statement of Operations - Three and six months ended June 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	4
Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	5-6
Notes to Financial Statements	7-9
Management's Discussion and Analysis of Financial Condition and Results of Operations	10-24
PART II - OTHER INFORMATION	25-26

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
OPERATING REVENUES:
Residential	$ 72,638	$ 74,210	$182,605	$176,194
Commercial	39,961	42,793	80,674	85,449
Industrial	56,666	53,433	110,896	104,158
Wholesale and other, including affiliates	12,879	13,952	30,860	28,547
Transmission services and bulk power sales	15,314	4,216	28,044	8,990
Total Operating Revenues	197,458	188,604	433,079	403,338

OPERATING EXPENSES:
Operation:
Fuel		33,679		68,662
Purchased power and exchanges, net	120,786	47,549	258,634	100,734
Deferred power costs, net	(4,067)	1,338	(7,409)	1,735
Other	35,764	20,838	75,862	44,082
Maintenance	7,098	13,334	14,246	27,767
Depreciation and amortization	8,349	19,541	16,604	39,450
Taxes other than income taxes	8,553	13,339	17,799	25,948
Federal and state income taxes	3,012	8,713	11,295	24,456
Total Operating Expenses	179,495	158,331	387,031	332,834
Operating Income	17,963	30,273	46,048	70,504

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction		(21)	(5)	237
Other income, net	(219)	1,588	(268)	3,533
Total Other Income and Deductions	(219)	1,567	(273)	3,770

Income Before Interest Charges and
Extraordinary Charge	17,744	31,840	45,775	74,274

INTEREST CHARGES:
Interest on long-term debt	8,166	11,251	16,332	22,009
Other interest	516	873	1,291	1,643
Allowance for borrowed funds used during
construction	(43)	(331)	(148)	(536)

Total Interest Charges	8,639	11,793	17,475	23,116

Consolidated Income Before Extraordinary Charge	9,105	20,047	28,300	51,158
Extraordinary Charge, net				(12,278)
Consolidated Net Income	$ 9,105	$ 20,047	$ 28,300	$ 38,880

See accompanying notes to consolidated financial statements.

4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)

	Unaudited
	Six Months Ended
	June 30

	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$28,300	$38,880
Extraordinary charge, net of taxes		12,278
Consolidated income before extraordinary charge	28,300	51,158

Depreciation and amortization	16,604	39,450
Deferred investment credit and income taxes, net	3,393	(788)
Deferred power costs, net	(7,409)	1,735
Unconsolidated subsidiaries' dividends in excess of earnings		1,441
Allowance for other than borrowed funds used during construction	5	(237)
Changes in certain current assets and liabilities:
Accounts receivable, net	2,556	13,024
Materials and supplies	(6)	(1,326)
Prepaid taxes	3,201	5,968
Accounts payable	(5,289)	(18,766)
Accounts payable to affiliates, net	8,551	6,474
Taxes accrued	791	(108)
Interest accrued	937	493
Other, net	(2,543)	5,710
	49,091	104,228
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(23,338)	(40,106)

CASH FLOWS USED IN FINANCING:
Short-term debt	6,916
Issuance of long-term debt		79,900
Retirement of long-term debt		(75,000)
Funds on deposit with trustees		3,133
Notes receivable from affiliates		(33,750)
Dividends on common stock	(35,816)	(72,527)
	(28,900)	(98,244)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(3,147)	(34,122)
Cash and temporary cash investments at January 1	4,685	34,509
Cash and temporary cash investments at June 30	$ 1,538	$ 387

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$16,280	$22,221
Income taxes	9,899	20,092

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
	2001	2000
ASSETS:
Property, Plant, and Equipment:
In service, at original cost	$1,409,880	$1,396,259
Construction work in progress	12,524	14,122
	1,422,404	1,410,381
Accumulated depreciation	(525,194)	(514,167)
	897,210	896,214

Investments and Other Assets	325	355

Current Assets:
Cash and temporary cash investments	1,538	4,685
Accounts receivable:
Electric service	95,882	98,225
Other	1,986	1,893
Allowance for uncollectible accounts	(4,495)	(4,189)
Materials and supplies - at average cost	12,138	12,132
Deferred income taxes	9,721	5,193
Prepaid taxes	12,834	16,035
Other	618	805
	130,222	134,779

Deferred Charges:
Regulatory assets	52,344	53,712
Unamortized loss on reacquired debt	10,663	10,925
Other	1,834	2,978
	64,841	67,615

Total Assets	$1,092,598	$1,098,963

6

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common stock	$ 224	$ 224
Other paid-in capital	222,268	224,979
Retained earnings	180,033	187,551
	402,525	412,754
Long-term debt and QUIDS	410,137	410,010
	812,662	822,764
Current Liabilities:
Short-term debt	49,601	42,685
Accounts payable	12,015	17,304
Accounts payable to affiliates, net	33,038	24,487
Taxes accrued:
Federal and state income	1	77
Other	9,611	8,744
Deferred power costs	8,642	11,396
Interest accrued	5,465	4,528
Maryland settlement	6,686	10,456
Other	6,505	7,604
	131,564	127,281

Deferred Credits and Other Liabilities:
Unamortized investment credit	10,062	10,555
Deferred income taxes	100,193	89,285
Obligations under capital leases	9,809	9,876
Regulatory liabilities	21,589	32,309
Other	6,719	6,893
	148,372	148,918

Total Capitalization and Liabilities	$1,092,598	$1,098,963

See accompanying notes to consolidated financial statements.

THE POTOMAC EDISON COMPANY

Notes to Consolidated Financial Statements

1.  The Potomac Edison Company (The Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001, and 2000, and cash flows for the six months ended June 30, 2001, and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2.  The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

3.  On August 10, 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) to transfer at net book value the five megawatts (MW) of hydroelectric assets located within the state of Virginia to a wholly-owned subsidiary, Green Valley Hydro, LLC (Green Valley). On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, the Company transferred these assets to Green Valley and distributed its ownership of Green Valley to Allegheny Energy. Green Valley will become a subsidiary of the yet-to-be-formed parent holding company of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply).

The net effect of the assets transferred are shown below:
(millions of dollars)
Total Assets:
Property, plant, and equipment	2.7
Total	2.7

Capitalization and liabilities:
Equity	2.3
Deferred credits and other liabilities	.4
Total	2.7

The Potomac Edison Company
and Subsidiaries

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act to allow for default service to be provided based on market rates after the capped rate period ends July 1, 2007.

4.  The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." On August 1, 2000, the Company transferred 2,100 MW of its generation assets to Allegheny Energy Supply.

	June	December
	2001	2000
	(Millions of Dollars)

Property, plant, and equipment	$0.9	$8.9
Amounts under construction included above
Accumulated depreciation		(5.9)

5.  All of the employees of Allegheny Energy, except employees of Allegheny Energy Global Markets, LLC and Allegheny Energy Supply Lincoln Generating Facility, LLC, are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the quarter and six months ended June 30, 2001, were $23.2 million and $44.7 million, respectively. Total billings for the same periods in 2000 were $28.2 million and $56.8 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply, under a fixed price multi-year contract. The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $9.8 million in money pool borrowings outstanding at December 31, 2000, but had no money pool borrowings outstanding at June 30, 2001.

The transfer of the Company's generating assets to Allegheny Energy Supply on August 1, 2000 included assets located in West Virginia. Under a one-year lease, a portion of these assets has been leased back to the Company to serve its West Virginia jurisdictional retail customers. Rental expense from this arrangement totaled $17.0 million and $37.1 million for the three and six months ended June 30, 2001.

The Potomac Edison Company
and Subsidiaries

6. Commitments and Contingencies

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require it to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, Allegheny Energy and its regulated affiliates received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for Allegheny Energy and its regulated affiliates' share of the remediation costs based on the amount of materials sent to the site. However, Allegheny Energy and its regulated affiliates estimate that their share of the cleanup liability will not exceed $1 million. The Company has accrued a reserve of $0.2 million at June 30, 2001, for its portion of the estimated liability.

Allegheny Energy and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny Energy believes that all of the cases are without merit, Allegheny Energy cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.5 million as of June 30, 2001, for its portion of the estimated cost to settle the asbestos cases.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

THE POTOMAC EDISON COMPANY

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001, WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

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

Significant Events in the First Six Months

Transfer of Generation Assets-Virginia Separation Plan

     On July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) issued an order approving the Company's separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply Company, LLC, (Allegheny Energy Supply). In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; the Company would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on

The Potomac Edison Company
and Subsidiaries

or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit dropped to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, the Company has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act.

     On August 10, 2000, the Company filed an application with the Virginia SCC to transfer at net book value the five megawatts (MW) of hydroelectric assets located within the state of Virginia to a wholly-owned subsidiary, Green Valley Hydro, LLC (Green Valley). On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, the Company transferred these assets to Green Valley and distributed its ownership of Green Valley to Allegheny Energy, Inc. (Allegheny Energy). Green Valley will become a subsidiary of the yet-to-be-formed parent holding company of Allegheny Energy Supply.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, the Company filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000. Many of the financial aspects of Virginia restructuring for the Company have already been addressed in Phase I.

Rate Matters

     As previously disclosed, various recent regulatory proceedings with the Maryland Public Service Commission (Maryland PSC), Virginia SCC, and Public Service Commission of West Virginia (W.VA. PSC) have resulted in changes to the Company's rates charged to electric customers. The settlement agreement approved by the Maryland PSC on October 27, 1998, authorized the Company to increase its rates about four percent in each of the years 1999 through 2001. The increases were designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run facility, reduced by alleged overearnings of $52 million for the same period. Under the provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA) the Company was required to enter into a long-term contract to purchase capacity and energy from the AES Warrior Run facility. Effective July 1, 2000, in conjunction with the elimination of the Company's fuel adjustment clause in Maryland (see discussion below), the Company is now authorized to recover all contract costs from the AES Warrior Run facility, less any revenues received from the sale of Warrior Run output into the wholesale energy market, through the life of the contract. The Company is recovering AES Warrior Run contract payments, net of revenues from sales into the wholesale energy market, through a revenue surcharge. Any under or overrecovery of net costs is being deferred on the Company's balance sheet pending subsequent recovery from or return to customers through adjustments to the surcharge rates. Since the increase in rates from the AES Warrior Run contract represents a dollar-for-dollar recovery of net contract

The Potomac Edison Company
and Subsidiaries

costs, there is no impact on the Company's net income related to increased rates to recover AES Warrior Run contract costs.

     The settlement agreement approved by the Maryland PSC on October 27, 1998, also requires that the Company share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000, through April 30, 2001. The Earnings Sharing Credit applicable to 2000 has not been finalized; however, the Company believes that the probable amount of earnings sharing applicable to 2000, and refundable to customers, is $1.9 million.

     Through June 30, 2000, in the Company's Maryland and West Virginia jurisdictions, and through August 6, 2000, in the Company's Virginia jurisdiction, the Company was allowed to recover fuel and purchased power costs from its customers through means of a fuel adjustment clause. Under use of a fuel adjustment clause, any differences between fuel costs and related revenues charged to customers to recover those costs were deferred on the Company's balance sheet until subsequently recovered from or returned to customers. Thus, use of a fuel adjustment clause resulted in no effect on net income due to changes in fuel and purchased power costs. Effective July 1, 2000, in the Company's Maryland and West Virginia jurisdictions, and effective August 7, 2000, in the Company's Virginia jurisdiction, use of the fuel adjustment clause was eliminated. The Company now assumes the risks and benefits of changes in purchased power costs.

     The various other changes in rates and refunds previously disclosed are not expected to have a material effect on the Company's revenues or results of operations.

Regional Transmission Organization (RTO)

     On March 15, 2001, the Company and its affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

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

The Potomac Edison Company
and Subsidiaries

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

     On July 13, 2001, the FERC issued an order affecting the future of the electric transmission system in the United States. Ultimately, FERC envisions four large, RTOs in the northeast, southeast, midwest, and west.

     In the northeast, the region that includes Allegheny Power, FERC is ordering the existing independent system operators (ISOs) - New England, New York, and PJM (including PJM West) - into mediation to discuss the formation of a single RTO and has directed that the PJM model be adopted as the platform for the RTO. Similar mediations will occur in the southeast region and it's expected that additional orders may be forthcoming for the remaining two regions. The affected parties will have 45 days to negotiate terms under the mediation of a FERC administrative law judge.

     In the order, FERC granted provisional approval of the PJM RTO and separately granted similar approval to the PJM West concept. The Company is evaluating and considering all options within the framework of the FERC order and remains committed to the continued development of the PJM West concept.

Utility Workers Union of America (UWUA) Contract Negotiations

On April 30, 2001, the Company's collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator's suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers 263 employees.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141,

The Potomac Edison Company
and Subsidiaries

"Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of June 30, 2001, the Company had no goodwill.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and financial position prior to the Company's adoption of the standard on January 1, 2003.

Review of Operations

Earnings Summary

     For the second quarter of 2001 net income was $9.1 million compared with $20.0 million in the corresponding 2000 period. For the first six months of 2001 net income was $28.3 million compared with $51.2 million, excluding an extraordinary charge of $12.3 million (net of taxes) in the corresponding 2000 period. The decrease in 2001 earnings for both periods is due to the August 1, 2000, transfer of 2100 MW of the Company's generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy. The extraordinary charge of $12.3 million, net of taxes, for the first six months of 2000 reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

The Potomac Edison Company
and Subsidiaries

Sales and Revenues

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

	Change from Prior Periods
	Three Months Ended		Six Months Ended
	June 30		June 30
	Revenues	kWh	Revenues	kWh

Residential	(2.1)%	(1.2)%	3.6%	6.0%
Commercial	(6.6)%	(1.2)%	(5.6)%	2.5%
Industrial	6.0%	5.2%	6.5%	4.3%

     Residential kWh sales were relatively flat for the three-month period and reflect the offsetting effects of milder weather in 2001 and a 2.1% increase in the average number of customers served. The decrease in revenues for the three-month period also reflects lower AES Warrior Run surcharge revenues as a result of the Company selling the AES Warrior Run output into the wholesale energy market in 2001. The Company had no sales of AES Warrior Run output into the wholesale energy market in the first half of 2000. For additional information on the AES Warrior Run project, see "Rate Matters" on page 11. The increase in residential kWh sales for the six-month period reflects colder winter weather and a 2.0% increase in the average number of customers served. Increased revenues from the effects of weather and customer growth were partially offset by decreased AES Warrior Run surcharge revenues as discussed above. As disclosed under "Rate Matters" on page 11, changes in Warrior Run surcharge revenues have no effect on the Company's net income.

     Commercial kWh sales were relatively flat for the three-month period and reflect the offsetting effects of milder weather in 2001 and a 2.7% increase in the average number of customers served. The decrease in revenues for the three-month period primarily reflects lower AES Warrior Run surcharge revenues as discussed above. The increase in kWh sales for the six-month period reflects colder winter weather and a 2.8% increase in the average number of customers served. Increased revenues from the effects of weather and customer growth were more than offset by decreased AES Warrior Run surcharge revenues as discussed above.

     Industrial revenues increased for the three- and six-month periods primarily due to increased kWh sales to a major customer in the aluminum industry. Increased revenues from this customer were partially offset by decreased AES Warrior Run surcharge revenues as discussed above.

     Since July 1, 2000, the Company's Maryland customers have had the right to choose an alternate electric provider. Because the Company has retained over 99.99% of its Maryland customers, the choice program has had little effect on the Company's revenues and results of operations.

The Potomac Edison Company
and Subsidiaries

     Transmission services and bulk power sales represent the transmission of other energy providers' electricity through the Company's service territory and the sale of energy to non-affiliates outside the Company's service territory. Revenues from transmission services and bulk power sales increased $11.1 million and $19.1 million for the three- and six-month periods, respectively, primarily due to the sale of the AES Warrior Run output into the open wholesale market in 2001. The Company had no sales of AES Warrior Run output into the wholesale energy market in the first half of 2000. As disclosed under "Rate Matters" on page 11, increased revenues from the sale of AES Warrior Run output into the open wholesale market have no effect on the Company's net income.

Operating Expenses

      Due to the transfer of the Company's 2,100 MW of generating capacity to Allegheny Energy Supply on August 1, 2000, fuel expense was eliminated.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies and, purchases from qualified facilities under PURPA. Purchased power and exchanges, net is summarized below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Nonaffiliated transactions:
Purchased power from PURPA generation*	$ 22.3	$ 21.0	$ 42.6	$ 39.3
Other	-	(.7)	-	7.1
Affiliated purchases	98.5	27.2	216.0	54.3
Purchased power and exchanges, net	$120.8	$ 47.5	$258.6	$100.7

*PURPA cost (cents per kWh)	6.1	6.7	6.3	6.1

     Purchased power and exchanges, net increased $73.3 million for the three-month period and $157.9 million for the six-month period primarily due to increased energy purchases from Allegheny Energy Supply following the Company's transfer of 2,100 megawatts of its generating assets to Allegheny Energy Supply on August 1, 2000. Purchased power from PURPA generation represents purchases under a long-term contract from the AES Warrior Run facility. See "Rate Matters" on page 11 for additional information regarding the Company's long-term contract with the AES Warrior Run facility.

     Deferred power costs, net decreased $5.4 million and $9.1 million for the three- and six-month periods, respectively, primarily due to the deferral of net contract costs from the AES Warrior Run facility. The deferral of these costs has no effect on the Company's net income as discussed under "Rate Matters" on page 11.

The Potomac Edison Company
and Subsidiaries

     Other operating expenses increased $14.9 million and $31.8 million for the three- and six-month periods, respectively, primarily due to the lease of generation assets. The transfer of the Company's generating assets to Allegheny Energy Supply on August 1, 2000, included the Company's assets serving West Virginia customers. A portion of these assets has been leased back by the Company to serve its West Virginia jurisdictional retail customers. The lease term is one year, but may be modified upon mutual agreement of both parties.

     Maintenance expenses decreased $6.2 million and $13.5 million for the three- and six-month periods, respectively, primarily due to the transfer of the Company's generation assets to Allegheny Energy Supply. Until the August 1, 2000, transfer of generation assets, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Effective with the August transfer of generation assets, the Company's maintenance costs no longer reflect power station related maintenance expenses.

     Depreciation and amortization expense decreased $11.2 million and $22.8 million for the three- and six-month periods, respectively, primarily due to the Company's transfer of its generation assets to Allegheny Energy Supply.

     Taxes other than income taxes decreased $4.8 million and $8.1 million for the three- and six-month periods, respectively, primarily due to lower property taxes as a result of the Company's transfer of its generation assets to Allegheny Energy Supply and reduced West Virginia Business and Occupational taxes.

     Federal and state income taxes decreased $5.7 million and $13.2 million for the three- and six-month periods, respectively, primarily due to decreases in taxable income.

Other Income and Deductions

     Other income, net, decreased $1.8 million and $3.8 million for the three- and six-month periods, respectively, primarily due to the transfer of the Company's ownership interest in an affiliate, Allegheny Generating Company (AGC), to Allegheny Energy Supply on August 1, 2000. Prior to the transfer, the Company reported AGC in its financial statements using the equity method of accounting.

Interest Charges

     Interest on long-term debt decreased $3.1 million and $5.7 million for the three- and six-month periods, respectively, primarily due to a reduction in long-term debt outstanding related to the Company's release from co-obligor status with Allegheny Energy Supply in December 2000 on $104.2 million of pollution control notes. These notes were assumed by Allegheny Energy Supply in conjunction with the Company's

The Potomac Edison Company
and Subsidiaries

transfer of generating assets to Allegheny Energy Supply. Interest on long-term debt also decreased for the six-month period related to the maturity in March 2000 of $75 million of the Company's 5 7/8 percent series first mortgage bonds.

Extraordinary Charge

      The extraordinary charge in the six months ended June 30, 2000, for $20.0 million ($12.3 million, net of taxes) reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

Financial Condition, Requirements, and Resources

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

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, the retirement of debt, and its construction program, the Company uses internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company.

Internal Cash Flow

     Internal generation of cash from operations for the six months ended June 30, 2001, was $49.1 million, prior to cash payments of $35.8 million for dividends on capital stock, compared to the same period in 2000 of $104.2 million, prior to cash payments of $72.5 million on capital stock. The decrease in cash flows from operations in 2001 resulted primarily from the transfer of the Company's generation assets to Allegheny Energy Supply on August 1, 2000.

Financings

     To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described

The Potomac Edison Company
and Subsidiaries

below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

     The Company had short-term debt outstanding at June 30, 2001, of $49.6 million, with an average interest rate of 4.9%. The Company had short-term debt outstanding at December 31, 2000, of $42.7 million.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $0.1 million for the final six months of 2001, based on projected short-term borrowings.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Allegheny Energy continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, West Penn and the Company) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

     The regulatory environment applicable to Allegheny Energy's generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an

The Potomac Edison Company
and Subsidiaries

effect on Allegheny Energy in ways that cannot be predicted. Some restructured markets, like California's, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California's, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on Allegheny Energy's operations and strategies.

Activities at the Federal Level

     While Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. The recent changeover in control of the Senate from the Republicans to the Democrats has complicated the work of that chamber and delayed the confirmation of Bush Administration appointees necessary to allow the Administration to meaningfully engage. Two primary bills have been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's new chairman, Senator Jeff Bingaman of New Mexico. Senate hearings are expected throughout the summer on a national energy policy with votes planned in the fall of 2001. The primary House committee of jurisdiction, Energy and Commerce, has decided to postpone consideration only of electricity restructuring legislation until the fall in an effort to first advance the President's national energy security agenda this summer. The House Majority Whip, Representative Tom DeLay of Texas, is directing a parallel effort to craft consensus electricity restructuring legislation outside of the Energy and Commerce Committee. The Bush Administration is also drafting its own electricity-restructuring bill, but when it will be sent to Congress is unclear. Among issues that may be addressed during this process are the repeal or significant revision of the Public utility Holding Company Act (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate.

The Potomac Edison Company
and Subsidiaries

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

     The Company, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on the asymmetric pricing issue potentially has positive implications for the Company. However, depending on interpretations of the Maryland PSC's order and its application to the Company's factual situation, portions of the Maryland PSC order approved by the Court, for example the order's limitation on employee sharing, could have a material impact on the Company. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of the Company. The Commission docketed similar proceedings for Maryland's other gas and electric companies.

     The Company and other Maryland gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals.

     The Maryland Commission has delegated the Company's supplier fees case to its Hearing Examiner Division. Settlement discussions are ongoing in that proceeding, which has been designated as Case No. 8851.

The Potomac Edison Company
and Subsidiaries

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, the Company filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in the Company's service territory beginning on January 1, 2002.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000, the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally. On May 15, 2001, the Virginia SCC initiated proceedings to establish rules and regulations for consolidated billing services, competitive metering, and customer minimum stay periods.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of the Company's generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by the Company to participate in a regional transmission entity (PJM West).

West Virginia Activities

     In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session.

     As approved by the W.Va. PSC, the Company transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, the Company and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

The Potomac Edison Company
and Subsidiaries

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

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Public Utilities Commission of Ohio on October 5, 2000, pending a 30-day review period. The restructuring plan allowed Monongahela Power to transfer its Ohio generating assets to Allegheny Energy Supply at net book value and that transfer was made effective June 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99.7% of its Pennsylvania customers as of June 30, 2001. There has been very little "shopping" for electricity in West Penn's service area primarily because of West Penn's low rates.

     As part of West Penn's restructuring settlement in Pennsylvania, West Penn retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

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

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of

The Potomac Edison Company
and Subsidiaries

financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

     As of June 30, 2001, the Company had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS No. 133.

THE POTOMAC EDISON COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2001

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2001.

    (b)    Exhibit 12 - Computation of ratio of earnings to fixed
           charges.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE POTOMAC EDISON COMPANY

/S/ THOMAS J. KLOC

T. J. Kloc, Controller
(Chief Accounting Officer)

August 14, 2001