Form 10-Q
period 2001-09-30
POTOMAC EDISON CO
filed 2001-11-14
CIK 79731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

     At November 14, 2001, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company"s parent.

THE POTOMAC EDISON COMPANY

Form 10-Q for Quarter Ended September 30, 2001

Index

Page No.
PART I - FINANCIAL INFORMATION
Consolidated Statement of Operations - Three and nine months ended September 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Nine months ended September 30, 2001 and 2000	4
Consolidated Balance Sheet - September 30, 2001 and December 31, 2000	5-6
Notes to Financial Statements	7-10
Management"s Discussion and Analysis of Financial Condition and Results of Operations	11-26
PART II - OTHER INFORMATION	27-28

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000*	2001	2000*
OPERATING REVENUES:
Residential	$ 78,894	$ 66,320	$261,499	$242,514
Commercial	43,449	38,479	124,123	123,928
Industrial	54,848	48,994	165,744	153,152
Wholesale and other, including affiliates	20,550	32,746	51,410	61,293
Transmission services and bulk power sales	23,941	20,160	51,985	29,150
Total Operating Revenues	$221,682	206,699	$654,761	610,037

OPERATING EXPENSES:
Operation:
Fuel		13,247		81,909
Purchased power and exchanges, net	122,865	114,472	381,499	215,206
Deferred power costs, net	1,959	(10,386)	(5,450)	(8,651)
Other	40,105	31,486	115,967	75,568
Maintenance	7,617	7,754	21,863	35,521
Depreciation and amortization	8,270	12,422	24,874	51,872
Taxes other than income taxes	8,523	10,326	26,322	36,274
Federal and state income taxes	8,222	2,913	19,517	27,369
Total Operating Expenses	197,561	182,234	584,592	515,068
Operating Income	24,121	24,465	70,169	94,969

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	(80)	186	(85)	423
Other income, net	(691)	189	(959)	3,722
Total Other Income and Deductions	(771)	375	(1,044)	4,145

Income Before Interest Charges and
Extraordinary Charge	23,350	24,840	69,125	99,114

INTEREST CHARGES:
Interest on long-term debt	8,166	8,681	24,498	30,690
Other interest	619	261	1,910	1,904
Allowance for borrowed funds used during
construction	(54)	(116)	(202)	(652)

Total Interest Charges	8,731	8,826	26,206	31,942

Consolidated Income Before Extraordinary Charge	14,619	16,014	42,919	67,172
Extraordinary Charge, net				(12,278)
Consolidated Net Income	$ 14,619	$ 16,014	$ 42,919	$ 54,894

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)

	Unaudited
	Nine Months Ended
	September 30

	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$42,919	$54,894
Extraordinary charge, net of taxes		12,278
Consolidated income before extraordinary charge	$42,919	67,172

Depreciation and amortization	24,874	51,872
Deferred revenues	(4,824)	(691)
Deferred investment credit and income taxes, net	6,693	1,038
Deferred power costs, net	(5,450)	(8,651)
Unconsolidated subsidiaries" dividends in excess of earnings		980
Allowance for other than borrowed funds used during construction	85	(423)
Changes in certain current assets and liabilities:
Accounts receivable, net	5,692	35,083
Materials and supplies	790	2,071
Prepaid taxes	7,116	6,302
Accounts payable	(3,035)	(26,707)
Accounts payable to affiliates, net	5,127
Taxes accrued	4,926	(4,982)
Interest accrued	6,418	5,474
Other, net	(4,791)	3,493
	86,540	132,031
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(38,000)	(56,422)

CASH FLOWS USED IN FINANCING:
Short-term debt	8,453
Issuance of long-term debt		79,900
Retirement of long-term debt		(75,000)
Funds on deposit with trustees		3,133
Notes receivable from affiliates		(7,350)
Dividends on common stock	(60,216)	(102,747)
	(51,763)	(102,064)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(3,223)	(26,455)
Cash and temporary cash investments at January 1	4,685	34,509
Cash and temporary cash investments at September 30	$ 1,462	$ 8,054

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$19,381	$25,452
Income taxes	9,899	30,026

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
	2001	2000
ASSETS:
Property, Plant, and Equipment:
In service, at original cost	$1,416,616	$1,396,259
Construction work in progress	15,191	14,122
	1,431,807	1,410,381
Accumulated depreciation	(529,744)	(514,167)
	902,063	896,214

Investments and Other Assets	312	355

Current Assets:
Cash and temporary cash investments	1,462	4,685
Accounts receivable:
Electric service	92,661	98,225
Other	2,087	1,893
Allowance for uncollectible accounts	(4,511)	(4,189)
Materials and supplies - at average cost	11,342	12,132
Deferred income taxes	6,688	5,193
Prepaid taxes	8,919	16,035
Other	1,341	805
	119,989	134,779

Deferred Charges:
Regulatory assets	53,712	53,712
Unamortized loss on reacquired debt	10,531	10,925
Other	2,168	2,978
	66,411	67,615

Total Assets	$1,088,775	$1,098,963

6

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common stock	$ 224	$ 224
Other paid-in capital	222,661	224,979
Retained earnings	170,253	187,551
	393,138	412,754
Long-term debt and QUIDS	410,200	410,010
	803,338	822,764
Current Liabilities:
Short-term debt	51,138	42,685
Accounts payable	14,269	17,304
Accounts payable to affiliates, net	29,614	24,487
Taxes accrued:
Federal and state income	999	77
Other	12,748	8,744
Deferred power costs	7,281	11,396
Interest accrued	10,946	4,528
Maryland settlement	1,390	10,456
Other	5,737	7,604
	134,122	127,281

Deferred Credits and Other Liabilities:
Unamortized investment credit	9,816	10,555
Deferred income taxes	101,612	89,285
Obligations under capital leases	9,563	9,876
Regulatory liabilities	23,830	32,309
Other	6,494	6,893
	151,315	148,918

Total Capitalization and Liabilities	$1,088,775	$1,098,963

See accompanying notes to consolidated financial statements.

THE POTOMAC EDISON COMPANY

Notes to Consolidated Financial Statements

1. The Potomac Edison Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company"s Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company"s financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 approving, with certain modifications, an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding the preservation of tax revenues for state and local governments, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, without enactment of the necessary tax changes that would allow implementation of the deregulation plan. Efforts are underway to develop a consumer education program to communicate to targeted audiences the merits of restructuring. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

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

The Potomac Edison Company

and Subsidiaries

The net effect of the assets transferred are shown below:

(Millions of Dollars)
Total Assets:
Property, plant, and equipment	2.7
Total	2.7

Capitalization and Liabilities:
Equity	2.3
Deferred credits and other liabilities	.4
Total	2.7

The 2001 session of the Virginia General Assembly enacted amendments to the Virginia Electric Utility Restructuring Act (Restructuring Act) to allow for default service to be provided based on market rates after the capped rate period ends July 1, 2007.

4. Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three and nine months ended September 30, 2001, were $22.8 million and $67.5 million, respectively. Total billings for the same periods in 2000 were $26.4 million and $83.2 million, respectively.

The Company purchases power from its unregulated generation company affiliate, Allegheny Energy Supply, in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The Company purchases the amount of power necessary to serve customers in Maryland who do not choose an alternative electric supplier. For those customers in Virginia, the Company purchases the amount of power necessary to meet its current retail load and those who do not choose an alternative electric supplier when Virginia implements customer choice on January 1, 2002. The expense from these purchases is reported as a part of "Purchased power and exchanges, net" on the Consolidated Statement of Operations. For the third quarter and first nine months of 2001, the Company purchased power from Allegheny Energy Supply of $101.3 million and $316.0 million as compared to $97.5 million and $101.8 million for the same period in 2000. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. For the third quarter of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $5.3 million and $22.9 million, respectively. For the first nine months of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $14.9 million and $34.7 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of September 30, 2001, the Company had neither borrowings from nor

The Potomac Edison Company

and Subsidiaries

investments in the money pool. As of December 31, 2000, the Company had $9.8 million in borrowings from the money pool.

The Company has various operating transactions with affiliates. It is the Company"s policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

The transfer of the Company"s generating assets to Allegheny Energy Supply on August 1, 2000 included assets located in West Virginia. Under a one-year lease, a portion of these assets has been leased back to the Company to serve its West Virginia jurisdictional retail customers. For the third quarter and first nine months of 2001, rental expense from this arrangement totaled $20.4 million and $57.5 million. The parties have mutually agreed to continue the lease beyond August 1, 2001.

5. Commitments and Contingencies

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, the Company, Monongahela Power Company (Monongahela Power), and West Penn Power Company (West Penn) received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company"s share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.2 million, which has been accrued as a liability at September 30, 2001.

The Company, Monongahela Power, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.4 million as of September 30, 2001, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

The Potomac Edison Company

and Subsidiaries

6. Subsequent Events

On November 6, 2001, the Company issued debt of $100.0 million five percent notes due on November 1, 2006. The Company will use the net proceeds from these notes, together with other corporate funds, for the following purposes: to redeem $50.0 million principal amount of the Company"s First Mortgage Bonds, eight percent Series due on June 1, 2006, at the optional redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to redeem $45.5 million principal amount of the Company"s eight percent QUIDS due September 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to pay issuance expenses relating to the notes; and to add to the Company"s general funds which, together with other funds available to the Company, will be used for other corporate purposes, including financing the Company"s construction program.

THE POTOMAC EDISON COMPANY

Management"s Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001, WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Notes to Consolidated Financial Statements and Management"s Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company"s (the Company) Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management"s Discussion and Analysis information.

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

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions, including the continuing impact on the economy and deregulation activity caused by the September 11, 2001, terrorist attacks; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in the estimated fair value of commodity contracts; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Significant Events in the First Nine Months

Allegheny Energy, Inc. (Allegheny Energy) Seeks Approval for Initial Public Offering of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, Allegheny Energy filed a U-1 application with the Securities and Exchange Commission (SEC) seeking approval of an initial public offering of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. Allegheny

The Potomac Edison Company

and Subsidiaries

Energy also announced that it expects to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company on a tax-free basis within 24 months following the completion of the initial public offering. The initial public offering and the distribution of the Allegheny Energy"s remaining equity ownership of the Allegheny Energy Supply holding company are subject to market and other conditions.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the initial public offering and distribution is to permit Allegheny Energy"s regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks Allegheny Energy"s first official step in the initial public offering process. Allegheny Energy expects to file a Registration Statement on Form S-1 in connection with the initial public offering with the SEC.

Transfer of Generating Assets - Virginia Separation Plan

     On July 11, 2000, the Virginia State Corporation Commission (Virginia SCC) issued an order approving the Company"s separation plan that provided for the transfer of its Virginia jurisdictional generating assets at book value to Allegheny Energy Supply. In conjunction with the separation plan, the Virginia SCC approved a Memorandum of Understanding (MOU). The MOU provided that, effective with bills rendered on or after August 7, 2000, base rates were reduced by $1 million; the Company would not file for a base rate increase prior to January 1, 2001; and the fuel rate would be rolled into base rates effective with bills rendered on or after August 7, 2000. A fuel rate adjustment credit was also implemented on August 7, 2000, reducing annual fuel revenues by $750,000. Effective August 2001, the fuel rate adjustment credit dropped to $250,000. Effective August 2002, the fuel rate adjustment credit will be eliminated. In addition, the Company has agreed to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability, and, during the default service period, to contract for generation service to be provided to customers at rates set in accordance with the Virginia Electric Utility Restructuring Act (Restructuring Act).

     On August 10, 2000, the Company filed an application with the Virginia SCC to transfer the hydroelectric assets located within the state of Virginia to a wholly-owned subsidiary, Green Valley Hydro, LLC (Green Valley). On December 14, 2000, the Virginia SCC approved the transfer. On June 1, 2001, the Company transferred these assets to Green Valley and distributed its ownership of Green Valley to Allegheny Energy. Green Valley will become a subsidiary of the yet-to-be-formed parent holding company of Allegheny Energy Supply.

     All Virginia utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

The Potomac Edison Company

and Subsidiaries

Accordingly, the Company filed Phase II of the Functional Separation Plan with the Virginia SCC on December 19, 2000. Many of the financial aspects of Virginia restructuring for the Company have already been addressed in Phase I.

Rate Matters

     As previously disclosed, various recent regulatory proceedings with the Maryland PSC, Virginia SCC, and Public Service Commission of West Virginia (W.VA. PSC) have resulted in changes to the Company"s rates charged to electric customers. The settlement agreement approved by the Maryland PSC on October 27, 1998, authorized the Company to increase its rates about four percent in each of the years 1999 through 2001. The increases were designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the AES Warrior Run facility, reduced by alleged overearnings of $52 million for the same period. Under the provisions of the Public Utility Regulatory Policies Act of 1978 (PURPA), the Company was required to enter into a long-term contract to purchase capacity and energy from the AES Warrior Run facility. Effective July 1, 2000, in conjunction with the elimination of the Company"s fuel adjustment clause in Maryland (see discussion below), the Company is now authorized to recover all contract costs from the AES Warrior Run facility, less any revenues received from the sale of Warrior Run output into the wholesale energy market, through the life of the contract. The Company is recovering AES Warrior Run contract payments, net of revenues from sales into the wholesale energy market, through a revenue surcharge. Any under or overrecovery of net costs is being deferred on the Company"s balance sheet pending subsequent recovery from or return to customers through adjustments to the surcharge rates. Since the increase in rates from the AES Warrior Run contract represents a dollar-for-dollar recovery of net contract costs, there is no impact on the Company"s net income related to increased rates to recover AES Warrior Run contract costs.

     The settlement agreement approved by the Maryland PSC on October 27, 1998, also requires that the Company share with customers 50 percent of earnings above an 11.4 percent return on equity for 1999 and 2000. As a result, 50 percent of the amount above the threshold earnings amount, or $9.7 million applicable to 1999, was distributed to customers in the form of an Earnings Sharing Credit effective June 7, 2000, through April 30, 2001. An Earnings Sharing Credit of $1.9 million applicable to 2000 will be distributed to customers effective September 6, 2001 through December 31, 2001.

     Through September 30, 2000, in the Company"s Maryland and West Virginia jurisdictions, and through August 6, 2000, in the Company"s Virginia jurisdiction, the Company was allowed to recover fuel and purchased power costs from its customers through means of a fuel adjustment clause. Under use of a fuel adjustment clause, any differences between fuel costs and related revenues charged to customers to recover those costs were deferred on the Company"s balance sheet until subsequently recovered from or returned to customers. Thus, use of a fuel adjustment clause resulted in no effect on net

The Potomac Edison Company

and Subsidiaries

jurisdictions, and effective August 7, 2000, in the Company"s Virginia jurisdiction, use of the fuel adjustment clause was eliminated. The Company now assumes the risks and benefits of changes in purchased power costs.

Regional Transmission Organization (RTO)

     On March 15, 2001, the Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system"s reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

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

     On July 12, 2001, the FERC approved the application filed by PJM and the Company"s regulated utility subsidiaries to join the PJM market through an arrangement called PJM-West. Among the relevant provisions of FERC"s order was a requirement that the Company and PJM, participate in a FERC-sponsored mediation under the guidance of an administrative law judge to encourage the formation of a single RTO covering the Northeastern region of the United States. The initial phase of the mediation concluded on September 17, 2001, with the submission of the business plan developed by the diverse group of mediation participants and the administrative law judge to FERC for approval. The business

The Potomac Edison Company

and Subsidiaries

plan outlines a comprehensive process for the development and implementation of fully-integrated markets throughout the Northeastern region of the United States, as well as a single RTO to administer those markets and to promote development of new infrastructure. The business plan contemplates full operation of a single Northeastern market between the fourth quarter of 2003 and the fourth quarter of 2004. The PJM market model is the platform for the Northeastern RTO market, but the PJM model will have to be modified to accommodate certain "best practices" currently used in markets administered by the New York Independent System Operator, Inc. and ISO New England, Inc. These "best practices" are not yet fully defined. In addition, governance of the Northeast RTO has not yet been determined. Accordingly, the Company is unable to determine the impact formation of the Northeast RTO may have on its results of operations and business strategy.

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, AESC"s collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator"s suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers approximately 260 of the Company"s employees.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity"s goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of September 30, 2001, the Company had no goodwill.

The Potomac Edison Company

and Subsidiaries

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No.143 on its results of operations and financial position prior to its adoption of the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company will adopt on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is not expected to have a material effect on the Company.

Review of Operations

Earnings Summary

     Earnings from operations, before extraordinary charge, for the third quarter and first nine months of 2001, were $14.6 million and $42.9 million as compared to $16.0 million and $67.2 million for the corresponding 2000 periods. The decrease in 2001 earnings for both periods is due to the August 1, 2000, transfer of 2100 MW of the Company"s generating capacity at net book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy. The extraordinary charge of $12.3 million, net of taxes, for the first nine months of 2000 reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

The Potomac Edison Company

and Subsidiaries

Sales and Revenues

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
	Change from Prior Periods
	Three Months Ended		Nine Months Ended
	September 30		September 30
	Revenues	kWh	Revenues	kWh

Residential	19.0%	11.1%	7.8%	7.5%
Commercial	12.9%	6.3%	0.2%	3.8%
Industrial	12.0%	4.4%	8.2%	4.3%
Total	15.2%	6.9%	6.1%	5.3%

     The changes in residential kWh sales are more weather sensitive that the other classes. Residential kWh sales for the third quarter and first nine months of 2001 increased primarily as a result of an increase in customer usage and, to a lesser extent, an increase in customers served. Usage increased for the third quarter as a result of warmer weather as compared to the same period in the previous year. The increased usage for the first nine months includes warmer weather for the third quarter coupled with colder weather for the first quarter as compared to the same periods in the previous year.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. Commercial kWh sales increased for both the third quarter and first nine months of 2001. The increase for the third quarter of 2001 is attributable to both an increase in customer usage and an increase in customers served. The increase for the first nine months of 2001 is primarily related to an increase in customers served and, to a lesser extent, an increase in customer usage.

     Industrial revenues increased for the third quarter and first nine months of 2001 primarily due to increased kWh sales to a major customer in the aluminum industry. Increased revenues from this customer were partially offset by decreased AES Warrior Run surcharge revenues as discussed below.

     In addition to usage and customers served, revenues, for the residential, commercial, and industrial classes, are affected by an AES Warrior Run surcharge. For these revenue classes, the AES Warrior Run surcharges have increased for the third quarter of 2001 and decreased for the first nine months of 2001. The changes for the AES Warrior Run surcharges are the result of the Company selling the AES Warrior Run output into the wholesale energy market in 2001. The Company did not sell the AES Warrior Run output into the wholesale market for the first six months of 2000. For additional information on the AES Warrior Run project, see "Rate Matters" on page 13.

The Potomac Edison Company

and Subsidiaries

     Since July 1, 2000, the Company"s Maryland customers have had the right to choose an alternate electric provider. Because the Company has retained over 99.99% of its Maryland customers, the choice program has had little effect on the Company"s revenues and results of operations.

     Transmission services and bulk power sales represent the transmission of other energy providers" electricity through the Company"s service territory and the sale of energy to non-affiliates outside the Company"s service territory. Revenues from transmission services and bulk power sales increased $3.8 million and $22.8 million for the third quarter and first nine months of 2001 primarily due to the sale of the AES Warrior Run output into the open wholesale market in 2001.

Operating Expenses

      Due to the transfer of the Company"s 2,100 MW of generating capacity to Allegheny Energy Supply on August 1, 2000, fuel expense was eliminated.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies and, purchases from qualified facilities under PURPA. For the third quarter and the first nine months of 2001 purchased power and exchanges, net increased by $8.4 million and by $166.3 million as compared to the same period in 2000. The increase is the result of the Company being required to purchase power due to the transfer of its generation assets in August 2000. Purchased power from PURPA generation represents purchases under a long-term contract from the AES Warrior Run facility. See "Rate Matters" on page 13 for additional information regarding the Company"s long-term contract with the AES Warrior Run facility.

     Deferred power costs, net increased $12.3 million and $3.2 million for the third quarter and first nine months of 2001, respectively, primarily due to the deferral of net contract costs from the AES Warrior Run facility. The deferral of these costs has no effect on the Company"s net income as discussed under "Rate Matters" on page 13.

     Other operating expenses increased $8.6 million and $40.4 million for the third quarter and first nine months of 2001, primarily due to the lease of generating assets. The transfer of the Company"s generating assets to Allegheny Energy Supply on August 1, 2000, included the Company"s assets serving West Virginia customers. A portion of these assets has been leased back by the Company to serve its West Virginia jurisdictional retail customers. The lease term is one year, but may be modified upon mutual agreement of both parties. For the third quarter and first nine months of 2001, rental expense from this arrangement totaled $20.4 million and $57.5 million.

The Potomac Edison Company

and Subsidiaries

     Maintenance expenses decreased $.1 million and $13.7 million for the third quarter and first nine months of 2001, primarily due to the transfer of the Company"s generating assets to Allegheny Energy Supply. Until the August 1, 2000, transfer of generating assets, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant. These costs reflected routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Effective with the August 1, 2001 transfer of generating assets, the Company"s maintenance costs no longer reflect power station related maintenance expenses.

     Depreciation and amortization expense decreased $4.2 million and $27.0 million for the third quarter and first nine months of 2001, primarily due to the Company"s transfer of its generating assets to Allegheny Energy Supply.

     Taxes other than income taxes decreased $1.8 million and $10.0 million for the third quarter and first nine months of 2001, respectively, primarily due to lower West Virginia Business and Occupation Taxes and property taxes as a result of the Company"s transfer of its generating assets to Allegheny Energy Supply and the reduction of West Virginia Business and Occupational taxes.

     Federal and state income taxes increased by $5.3 million for the third quarter of 2001 primarily due to a tax increase associated with regulatory variances offset in part by a reduction in taxable income. For the first nine months of 2001, federal and state income taxes decreased by $7.9 million primarily due to a decrease in taxable income.

Other Income and Deductions

     Other income, net, decreased $.9 million and $4.7 million for the third quarter and first nine months of 2001 primarily due to the transfer of the Company"s ownership interest in an affiliate, Allegheny Generating Company (AGC), to Allegheny Energy Supply on August 1, 2000. Prior to the transfer, the Company reported AGC in its financial statements using the equity method of accounting.

Interest Charges

     Interest on long-term debt decreased $.5 million and $6.2 million for the third quarter and first nine months of 2001, primarily due to a reduction in long-term debt outstanding related to the Company"s release from co-obligor status with Allegheny Energy Supply in December 2000 on $104.2 million of pollution control notes. Allegheny Energy Supply assumed these notes in conjunction with the Company"s transfer of generating assets to Allegheny Energy Supply. Interest on long-term debt also decreased for the first nine months of 2001 related to the maturity of $75 million of the Company"s 5 7/8 percent series first mortgage bonds in March 2000.

The Potomac Edison Company

and Subsidiaries

Extraordinary Charge

      The extraordinary charge in the nine months ended September 30, 2000, for $20.0 million ($12.3 million, net of taxes) reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation.

Financial Condition, Requirements, and Resources

     The Company"s discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, the retirement of debt, and for its acquisitions and construction programs, the Company uses internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company"s cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Cash Flows Summary

     Cash flows from operations in the first nine months of 2001 decreased by $45.5 million from the comparable 2000 period reflecting changes in net income, depreciation and amortization, accounts receivable, and accounts payable levels.

     Cash flows used in investing decreased by $18.4 million for the first nine months of 2001 from the comparable 2000 period due primarily to a reduction in construction expenditures.

     Cash flows used in financing decreased by $50.3 million for the first nine months of 2001 from the comparable 2000 period due primarily to a reduction in dividends paid of $42.5 million.

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

     The Company had short-term debt outstanding at September 30, 2001, of $51.1 million, with an average interest rate of 1.9%. The Company had short-term debt outstanding at December 31, 2000, of $42.7 million.

     The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of September 30, 2001, the Company had neither borrowings from nor investments in the money pool. As of December 31, 2000, the Company had $9.8 million in borrowings from the money pool.

     On November 6, 2001, the Company issued debt of $100.0 million five percent notes due on November 1, 2006. The Company will use the net proceeds from these notes, together with other corporate funds, for the following purposes: to redeem $50.0 million principal amount of the Company"s First Mortgage Bonds, eight percent Series due on June 1, 2006, at the optional redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to redeem $45.5 million principal amount of the Company"s eight percent QUIDS due September 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date; to pay issuance expenses relating to the notes; and to add to the Company"s general funds which, together with other funds available to the Company, will be used for other corporate purposes, including financing the Company"s construction program.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $.1 million for the final three months of 2001, based on projected short-term borrowings.

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

The Potomac Edison Company

and Subsidiaries

to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (the Company, Monongahela Power, and West Penn) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia"s Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

     The regulatory environment applicable to Allegheny Energy"s generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an effect on Allegheny Energy in ways that cannot be predicted. Some restructured markets, like California"s, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California"s, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on Allegheny Energy"s operations and strategies.

Activities at the Federal Level

     The tragic events of September 11th, when the World Trade Center and Pentagon were attacked, have altered the agenda of the 107th Congress. The Congress and the Bush Administration are primarily focused on responding to these attacks. Part of that response may well be the consideration of energy security legislation currently in development. The Company is lobbying for the inclusion of important electricity restructuring provisions in this legislation, including the repeal or significant revision of PUHCA , as well as for critical

The Potomac Edison Company

and Subsidiaries

infrastructure protection legislation. Prior to the attack, two primary bills had been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee"s new chairman, Senator Jeff Bingaman of New Mexico. Provisions from these bills could be included in the new energy legislation. The primary House committee of jurisdiction, Energy and Commerce, initially passed the President"s national energy security proposal and is only now considering electricity-restructuring legislation. Among issues that are being addressed in this legislation are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate or include it in the energy legislation currently being drafted.

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

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC"s intent to impose a royalty fee to   compensate the utility for the use by an affiliate of the utility"s   name and/or logo and for other "intangible or unqualified benefits;"

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of   assets from the regulated utility to an affiliate be recorded at the   greater of book cost or market value while transfers of assets from   the affiliate to the regulated utility be recorded at the lesser of   book costs or market value.

     The Company, along with substantially all of Maryland"s gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC"s order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court"s remand on the asymmetric pricing issue potentially has positive implications for the Company. However, depending on interpretations of the Maryland PSC"s order and

The Potomac Edison Company

and Subsidiaries

its application to the Company"s factual situation, portions of the Maryland PSC order approved by the Court, for example the order"s limitation on employee sharing, could have a material impact on the Company. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of the Company. The Commission docketed similar proceedings for Maryland"s other gas and electric companies.

     The Company and other Maryland gas and electric utilities have noted an appeal of the Circuit Court"s decision to Maryland"s Court of Special Appeals. A Stipulation and Settlement Agreement was filed with the Maryland PSC on July 30, 2001. A Proposed Order of Hearing Examiner approved the settlement agreement on August 16, 2001, which became a final order on September 18, 2001.

Virginia Activities

     The Restructuring Act became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Accordingly, the Company filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in the Company"s service territory beginning on January 1, 2002.

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

     On July 11, 2000, the Virginia SCC issued an order approving the Company"s separation plan, permitting the transfer of the Company"s generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by the Company to participate in a regional transmission entity (PJM West).

West Virginia Activities

     Electric restructuring in West Virginia remains unresolved and awaits further legislative action, largely due to uneasiness among state leaders due to the turmoil experienced in California. In January

The Potomac Edison Company

and Subsidiaries

2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC"s plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

The status of electric energy competition in Ohio and Pennsylvania in which affiliates of the Company serve are as follows:

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state"s customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. A limited number of Monongahela Power"s Ohio customers have switched to another supplier, as Monongahela Power"s rates remain among the lowest of investor-owned utilities in the state. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at book value and that transfer was made effective June 1, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99.7% of its Pennsylvania customers as of September 30, 2001. There has been very little "shopping" for electricity in West Penn"s service area primarily because of West Penn"s low rates.

     As part of West Penn"s restructuring settlement in Pennsylvania, West Penn retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative

The Potomac Edison Company

and Subsidiaries

Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative"s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative"s gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

     As of September 30, 2001, the Company had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS No. 133.

27

THE POTOMAC EDISON COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended September 30, 2001

ITEM 5.    OTHER INFORMATION

     On July 23, 2001, Allegheny Energy, Inc. (Allegheny Energy) filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering (IPO) of up to 18 percent of the common stock in a new holding company, which would own 100 percent of Allegheny Energy"s unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy also expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935. The purpose of the IPO and distribution is to permit Allegheny Energy"s regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     These transactions would create two independent companies. Allegheny Energy will own its utility operating subsidiaries, Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company, doing business as Allegheny Power, as well as its Allegheny Ventures, Inc.. The newly created holding company will own the businesses of Allegheny Energy Supply. The filing of the U-1 application is the first step in the IPO process. Allegheny Energy expects to file an S-1 Registration Statement with the SEC by the end of the third quarter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 2001.

    (b)    Exhibit 12 - Computation of ratio of earnings to fixed
           charges.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE POTOMAC EDISON COMPANY

/S/ T. J. Kloc .

T. J. Kloc, Controller
(Chief Accounting Officer)

November 14, 2001