Form 10-Q
period 2002-03-31
POTOMAC EDISON CO
filed 2002-05-15
CIK 79731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

     At May 15, 2002, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

THE POTOMAC EDISON COMPANY

Form 10-Q for Quarter Ended March 31, 2002

Index

PART I - FINANCIAL INFORMATION	Page No.
Item 1. - FINANCIAL STATEMENTS:
Consolidated Statement of Operations - Three months ended March 31, 2002 and 2001	3
Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4
Consolidated Balance Sheet - March 31, 2002 and December 31, 2001	5-6
Notes to Financial Statements	7-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16-17
PART II- OTHER INFORMATION	18-19

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended March 31
	2002	2001*
Operating Revenues:
Residential	$ 96,598	$109,967
Commercial	42,845	40,713
Industrial	52,000	54,230
Wholesale and other, including affiliates	26,180	17,981
Transmission services and bulk power sales	3,607	12,730
Total Operating Revenues	221,230	235,621

Operating Expenses:
Operation:
Purchased energy and transmission	154,141	160,551
Deferred power costs, net	3,587	(3,342)
Other	26,802	24,543
Depreciation and amortization	9,330	8,255
Taxes other than income taxes	9,669	9,246
Federal and state income taxes	2,364	8,283
Total Operating Expenses	205,893	207,536
Operating Income	15,337	28,085

Other Income and Deductions:
Allowance for other than borrowed funds
used during construction	5	(5)
Other deductions, net	(1,191)	(49)
Total Other Income and Deductions	(1,186)	(54)

Consolidated Income Before Interest Charges	14,151	28,031

Interest Charges:
Interest on long-term debt and other interest	8,218	8,941
Allowance for borrowed funds used during
construction	(44)	(105)

Total Interest Charges	8,174	8,836

Consolidated Net Income	$ 5,977	$ 19,195

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)

	Unaudited
	Three Months Ended March 31

	2002	2001
Cash Flows From Operations:
Consolidated net income	$ 5,977	$19,195
Depreciation and amortization	9,330	8,255
Deferred investment credit and income taxes, net	(596)	654
Deferred power costs, net	3,587	(3,342)
Allowance for other than borrowed funds used during construction	(5)	5
Changes in certain current assets and liabilities:
Accounts receivable, net	(5,248)	(15,667)
Materials and supplies	(1,842)	(502)
Prepaid taxes	1,751	2,584
Taxes receivable	9,179
Accounts payable	(1,253)	(5,844)
Accounts payable to affiliates, net	(8,042)	8,521
Taxes accrued	(2,761)	10,184
Interest accrued	5,761	6,413
Other, net	(1,030)	(1,387)
	14,808	29,069
Cash Flows Used in Investing:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(11,148)	(10,918)

Cash Flows Used in Financing:
Short-term debt	(24,197)	(10,885)
Notes payable to affiliates	27,050
Dividends on common stock paid to parent	(6,268)	(9,626)
	(3,415)	(20,511)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	245	(2,360)
Cash and temporary cash investments at January 1	1,608	4,685
Cash and temporary cash investments at March 31	$ 1,853	$ 2,325

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 2,004	$ 2,325

See accompanying notes to consolidated financial statements.

5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001
ASSETS:
Property, Plant, and Equipment:
In service, at original cost	$1,439,163	$1,428,952
Construction work in progress	18,050	18,075
	1,457,213	1,447,027
Accumulated depreciation	(546,640)	(538,301)
	910,573	908,726

Investments and Other Assets	293	303

Current Assets:
Cash and temporary cash investments	1,853	1,608
Accounts receivable:
Electric service	95,814	90,040
Other	2,653	3,084
Allowance for uncollectible accounts	(4,826)	(4,731)
Materials and supplies-at average cost	13,249	11,407
Deferred income taxes	5,401	4,791
Prepaid taxes	13,684	15,435
Taxes receivable		9,179
Other	1,371	1,151
	129,199	131,964

Deferred Charges:
Regulatory assets	51,426	54,081
Unamortized loss on reacquired debt	11,555	11,756
Other	6,117	4,958
	69,098	70,795

Total Assets	$1,109,163	$1,111,788

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

6

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001
Capitalization:
Common stock	$ 224	$ 224
Other paid-in capital	222,661	222,661
Retained earnings	160,081	160,372
	382,966	383,257
Long-term debt	415,854	415,797
	798,820	799,054
Current Liabilities:
Short-term debt		24,197
Notes payable to affiliates	60,450	33,400
Accounts payable	14,813	16,066
Accounts payable to affiliates, net	30,567	38,609
Taxes accrued:
Federal and state income	7,989	1,345
Other	14,363	23,768
Deferred power costs	1,672	6,687
Interest accrued	10,772	5,011
Other	6,061	6,535
	146,687	155,618

Deferred Credits and Other Liabilities:
Unamortized investment credit	9,324	9,570
Deferred income taxes	110,170	109,748
Obligations under capital leases	9,976	9,218
Deferred power costs	4,458
Regulatory liabilities	21,146	20,377
Other	8,582	8,203
	163,656	157,116

Total Capitalization and Liabilities	$1,109,163	$1,111,788

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Interim Presentation

The Potomac Edison Company (The Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, the results of operations for the three months ended and cash flows for the three months ended March 31, 2002, and 2001. Certain prior period amounts in these consolidated financial statements and notes have been revised for comparative purposes.

2. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended March 31, 2002 and 2001 were $25.4 million and $21.5 million, respectively.

The Company purchases power from its unregulated generation company affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The Company purchases the amount of power necessary to serve customers in Maryland and Virginia who do not choose an alternate electric supplier. Virginia implemented customer choice on January 1, 2002. The expense from these purchases is reflected in "Purchased energy and transmission" on the Consolidated Statement of Operations. The Company purchased power from Allegheny Energy Supply of $110.8 million and $119.3 million for the three months ended March 31, 2002 and 2001, respectively. In the event the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. The Company sold excess energy back to Allegheny Energy Supply of $6.4 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively.

In November 2001, the Company entered into an agreement with Allegheny Energy Supply to sell 180 megawatts (MW) of unit contingent capacity, energy, and ancillary services from January 1, 2002, through December 31, 2004. The AES Warrior Run generation facility serves as the source of the energy. The revenue generated under this contract for the first quarter of 2002 was $9.5 million.

The Potomac Edison Company

and Subsidiaries

The transfer of the Company's generating assets to Allegheny Energy Supply, on August 1, 2000, included the Company's assets located in West Virginia. The West Virginia jurisdictional generating assets have been leased back to the Company to serve its West Virginia jurisdictional retail customers. The original lease term was for one year. The Company and Allegheny Energy Supply have mutually agreed to continue the lease beyond August 1, 2001. For the three months ended March 31, 2002 and 2001, the rental expense from this arrangement totaled $21.0 million and $20.2 million, respectively, and is reported as "Purchased energy and transmission".

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of March 31, 2002 and December 31, 2001, the Company had $60.5 million and $33.4 million in borrowings outstanding from the money pool, respectively.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002 and 2001, the Company received tax allocation payments from Allegheny Energy of $10.0 million and $1.9 million, respectively.

3. Contingencies

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur additional costs to modify or replace existing and proposed equipment and may adversely affect the cost of future operations.

On March 4, 1994, Monongahela Power Company (Monongahela Power), West Penn Power Company (West Penn), and the Company received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.2 million, which has been accrued as a liability at March 31, 2002.

Monongahela Power, West Penn, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.4 million as of March 31, 2002, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

THE POTOMAC EDISON COMPANY

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002

WITH FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to The Potomac Edison Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movement towards competition in the states served by the Company, markets, products, services, prices, capacity purchase commitments, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, the effect of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, including the continuing effect on the economy caused by the September 11, 2001, terrorists' attacks; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST THREE MONTHS OF 2002

Regional Transmission Organization (RTO)

On April 1, 2002, Allegheny Power, consisting of the Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and West Penn Power Company (West Penn), and the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The

The Potomac Edison Company

and Subsidiaries

larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating seams issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market. The PJM West arrangement is open to accommodate additional energy delivery participants.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. The ratification process is expected to take place within the next 45 days.

Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of March 31, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 does not have a material effect on the Company.

REVIEW OF OPERATIONS

Earnings Summary

Earnings for the first quarter of 2002 were $6.0 million as compared to $19.2 million for the corresponding 2001 period. The decrease in earnings was primarily due to milder weather conditions.

The Potomac Edison Company

and Subsidiaries

Sales and Revenues

Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

	Change from Comparable Period
	of the Prior Year
	Three Months Ended March 31
	Revenues	kWh
Residential	(12.2%)	(9.9%)
Commercial	5.2%	.2%
Industrial	(4.1%)	1.5%

Residential kWh sales, which are more weather sensitive than the other classes, experienced a decrease for the first quarter of 2002 due primarily to a decrease in customer usage as a result of milder weather conditions offset, in part, by an increase in residential customers served. Revenues were also negatively impacted by a reduction in Maryland residential base rates as specified in the Maryland deregulation provisions.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales for the first quarter of 2002 was due to an increase in customers served partially offset by a decline in customer usage.

Industrial kWh sales for the first quarter of 2002 increased primarily due to an increase in customers served partially offset by a decrease in customer usage.

In October 1998, the Maryland Public Service Commission (Maryland PSC) approved a settlement agreement for the Company. Under the terms of that agreement, the Company increased its rates about 4% in each of the years 1999, 2000 and 2001 (a $79 million total revenue increase during 1999 through 2001). The increases were designed to recover additional costs of about $131 million over the 1999 through 2001 period for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period.

Wholesale and other revenues were as follows:

	Three Months Ended
(Millions of dollars)	March 31
	2002	2001
Wholesale customers	$ 5.6	$ 6.3
Affiliated companies	17.1	8.3
Street lighting and other	3.5	3.4
Total wholesale and other revenues	$26.2	$18.0

Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under the FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale

The Potomac Edison Company

and Subsidiaries

customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Total wholesale revenues in the first quarter of 2002 decreased $.7 million due to a wholesale customer choosing an alternate supplier.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy and Allegheny Energy Supply. Revenues from affiliated companies increased $8.8 million in the first quarter of 2002 due primarily to the Company selling the AES Warrior Run output to Allegheny Energy Supply in lieu of selling into the open wholesale market.

Transmission services and bulk power sales include sales of bulk power and transmission and other energy services to power marketers and other utilities. The decrease in transmission services and bulk power sales for the first quarter of 2002 was primarily the result of selling the AES Warrior Run output to Allegheny Energy Supply in lieu of selling into the open wholesale market. This sale of output was part of a Maryland PSC settlement agreement with the Company.

Operating Expenses

Purchased energy and transmission represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased energy and transmission decreased $6.4 million for the first quarter of 2002 primarily due to a decline in purchases from Allegheny Energy Supply. A revision to the rate schedule served to offset the decreased purchases. The revision was effective January 1, 2001, and allowed pricing at market-based rates for a portion of the electricity purchased by the Company from Allegheny Energy Supply. For the first quarter of 2002, the Company incurred $3.0 million of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the first quarter of 2001. See "Significant Continuing Issues - Quantitative and Qualitative Disclosure About Market Risk" for additional details.

Other operation expenses increased by $2.3 million for the first quarter of 2002 due primarily to an increase in salaries and wages.

Depreciation and amortization expense for the first quarter of 2002 increased $1.1 million reflecting completion of the refund to customers of the Maryland deferred fuel balance that had the effect of reducing depreciation and amortization between February and October 2001.

Federal and state income taxes decreased $5.9 million for the first quarter of 2002 due to a decrease in taxable income.

The Potomac Edison Company

and Subsidiaries

Other Income and Deductions

Other income, net, decreased $1.1 million for the first quarter of 2002 due primarily to an increase in losses associated with Maryland coal brokerage activities.

FINANCIAL CONDITIION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following information.

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, the retirement of debt, and its construction program, the Company has used internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the Company and market conditions.

The Company's ability to meet its payment obligations under its indebtedness and to fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 9. The Company's future performance could affect its ability to maintain its investment grade credit rating.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the rating on West Penn's senior unsecured debt was changed to A from A+. The rating on the Company's senior unsecured debt was changed to A from A+. The commercial paper ratings of both West Penn and the Company were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, West Penn, and the Company. Fitch is currently reviewing the credit ratings of Monongahela Power.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, Allegheny Generating Company, Monongahela Power, West Penn, and the Company. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

To enhance liquidity and meet short-term borrowing needs, the Company has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various

The Potomac Edison Company

and Subsidiaries

affiliates, in bank lines of credit totaling $400 million for general corporate purposes and as a backstop to their commercial paper programs. At March 31, 2002, the entire $400 million in bank lines of credit was supporting commercial paper of Allegheny Energy and thus unavailable to the Company. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The Company had borrowings outstanding from an Allegheny Energy internal money pool at March 31, 2002 and December 31, 2001, of $60.5 million and $33.4 million, respectively. The Company has SEC authorization for total short-term borrowings, from all sources, of $130 million.

Cash Flow

Cash flows from operations decreased $14.3 million in the first quarter of 2002 due primarily to a decrease in net income.

Cash flows used in investing activities increased $.2 million in the first quarter of 2002 as a result of higher construction expenditures.

Cash flows used in financing activities decreased $17.1 million in the first quarter of 2002 primarily due to an increase in borrowings of $27.1 million from affiliates partially offset by an increase of $13.3 million for the repayment of short-term debt.

Financings

Short-term debt is used to meet temporary cash needs. The Company had no short-term borrowings at March 31, 2002 and had short-term borrowings of $24.2 million at December 31, 2001.

The Company had borrowings outstanding from an Allegheny Energy internal money pool at March 31, 2002 and December 31, 2001, of $60.5 million and $33.4 million, respectively.

Impact of Change in Short-term Interest Rate

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $.3 million for the remaining nine months of 2002, based on projected short-term borrowings.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the energy industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 led to market-based regulation of the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company and its parent, Allegheny

The Potomac Edison Company

and Subsidiaries

Energy, continue to be advocates of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure a level playing field.

Activities at the Federal Level

On April 25, 2002, the United States Senate adopted legislation (S.517) that included electricity-restructuring provisions such as the significant revision of the Public Utility Holding Company Act of 1935 (PUHCA) and merger and market power regulatory review. This legislation awaits conference action with the House of Representatives. During 2001, the primary House of Representatives committee of jurisdiction, Energy and Commerce, approved President Bush's national energy security proposal. The House of Representatives plans to join President Bush's proposal with S.517 in conference. Among the issues that must be resolved is the repeal of Section 210 (Mandatory Power Purchase Provisions) of PURPA. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power.

Maryland Activities

On July 1, 2000, the Maryland Public Service Commission (Maryland PSC) issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and unregulated   affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to   compensate the utility for the use by an affiliate of the utility's   name and/or logo and for other intangible or unquantified benefits;   and

- requires asymmetric pricing for asset transfers between utilities   and their affiliates. Asymmetric pricing requires that transfers of   assets from the regulated utility to an affiliate be recorded at the   greater of book cost or market value, while transfers of assets from   the affiliate to the regulated utility be recorded at the lesser of   book cost or market value.

The Company, along with substantially all of Maryland's natural gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for a stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates.

The Company and other Maryland natural gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that, if signed by the Governor, would nullify the Court of Appeal's decision. The Governor has not yet taken action on the bill.

The Potomac Edison Company

and Subsidiaries

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of the Company and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals and the General Assembly.

On February 28, 2002, Potomac Edison filed a motion to dismiss the non-residential line extension revisions without prejudice, citing an inability to reach a settlement with the Maryland PSC's staff. On April 15, 2002, the Maryland PSC issued an Order affirming the Hearing Examiner's dismissal of the filing without prejudice.

The Maryland PSC has initiated a proceeding, Case No. 8907, to investigate the Company's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. The parties are entering into settlement discussions. On February 28, 2002, Potomac Edison filed a motion to dismiss the non-residential line extension revisions without prejudice, citing an inability to reach a settlement with the Maryland PSC's staff. On April 15, 2002, the Maryland PSC issued an Order affirming the Hearing Examiner's dismissal of the filing without prejudice.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price of electricity as discussed below. The interest rate risk exposure results from changes in interest rates related to variable- and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of members of senior management. An independent risk management group within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and it is periodically reviewed.

Pursuant to agreements, Allegheny Energy Supply provides the Company with the total amount of electricity needed for those customers not choosing an alternate generation supplier during the transition period. The original rate schedule for these agreements, effective through December 31, 2000, established fixed purchase prices corresponding to the capped generation rates charged to customers not electing an alternate generation supplier. Thus, the cost of purchased electricity was recovered through the capped generation rates charged to customers.

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply

The Potomac Edison Company

and Subsidiaries

now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through June 30, 2007, in Virginia and December 31, 2008, in Maryland (from 4 percent of total purchases in 2001 to approximately 31 percent in 2008). To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the first quarter of 2002, the Company incurred $3.0 million of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule.

THE POTOMAC EDISON COMPANY

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2002

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

The annual meeting of shareholders was held at Hagerstown, Maryland, on April 24, 2002. No proxies were solicited.

    (b)    Election of Directors:

The holder of all 22,385,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

Paul M. Barbas                 Alan J. Noia

Richard J. Gagliardi           Jay S. Pifer

Thomas K. Henderson            Bruce E. Walenczyk

Michael P. Morrell

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibit 12 Computation of ratio of earnings to fixed charges.

    (b)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE POTOMAC EDISON COMPANY

/S/ T. J. Kloc .
T. J. Kloc, Controller
(Chief Accounting Officer)

May 15, 2002