Form 10-Q
period 2002-06-30
POTOMAC EDISON CO
filed 2002-08-14
CIK 79731

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

     At August 14, 2002, 22,385,000 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

THE POTOMAC EDISON COMPANY

Form 10-Q for Quarter Ended June 30, 2002

Index

PART I-FINANCIAL INFORMATION:	Page No.
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2002 and 2001	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4
Consolidated Balance Sheet - June 30, 2002 and December 31, 2001	5-6
Notes to Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23-24
PART II-OTHER INFORMATION:
Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	25 25

3
THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001*	2002	2001*
Operating Revenues:
Residential	$ 76,526	$ 72,638	$173,124	$182,605
Commercial	44,574	39,961	87,419	80,674
Industrial	57,480	56,666	109,480	110,896
Wholesale and other, including affiliates	15,630	12,879	41,810	30,860
Transmission services and bulk power sales	6,113	15,314	9,720	28,044
Total Operating Revenues	200,323	197,458	421,553	433,079

Operating Expenses:
Operation:
Purchased energy and transmission	136,583	140,076	290,724	300,627
Deferred power costs, net	(1,231)	(4,067)	2,356	(7,409)
Other	24,167	23,572	50,969	48,115
Depreciation and amortization	9,333	8,349	18,663	16,604
Taxes other than income taxes	4,323	8,553	13,992	17,799
Federal and state income taxes	6,343	3,012	8,707	11,295
Total Operating Expenses	179,518	179,495	385,411	387,031
Operating Income	20,805	17,963	36,142	46,048

Other Income and Deductions:
Allowance for other than borrowed funds
used during construction	(55)		(60)	(5)
Other income, net	(1,626)	(219)	(2,807)	(268)
Total Other Income and Deductions	(1,681)	(219)	(2,867)	(273)

Consolidated Income Before Interest Charges	19,124	17,744	33,275	45,775

Interest Charges:
Interest on long-term debt and other interest	7,965	8,682	16,183	17,623
Allowance for borrowed funds used during
construction	93	(43)	49	(148)
Total Interest Charges	8,058	8,639	16,232	17,475

Consolidated Net Income	$ 11,066	$ 9,105	$ 17,043	$ 28,300

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

4

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of dollars)

	Unaudited
	Six Months Ended
	June 30
	2002	2001*
Cash Flows From (Used in) Operations:
Consolidated net income	$17,043	$28,300
Depreciation and amortization	18,663	16,604
Deferred investment credit and income taxes, net	198	3,393
Deferred power costs, net	2,356	(7,409)
Allowance for other than borrowed funds used during construction	60	5
Changes in certain current assets and liabilities:
Accounts receivable, net	377	2,556
Materials and supplies	(1,374)	(6)
Taxes receivable	6,142	(2,039)
Prepaid taxes	5,585	5,240
Accounts payable	(1,501)	(5,289)
Accounts payable to affiliates, net	(15,692)	8,551
Taxes accrued	5,666	791
Other, net	985	(1,606)
	38,508	49,091
Cash Flows Used in Investing:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(22,433)	(23,338)

Cash Flows From (Used in) Financing:
Short-term debt	(3,647)	6,916
Notes payable to affiliates	650
Dividends on common stock to parent	(12,536)	(35,816)
	(15,533)	(28,900)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	542	(3,147)
Cash and temporary cash investments at January 1	1,608	4,685
Cash and temporary cash investments at June 30	$ 2,150	$ 1,538

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$15,484	$16,280
Income taxes		9,899

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

5

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
	2002	2001*
ASSETS:
Property, Plant, and Equipment:
In service, at original cost	$1,453,602	$1,428,952
Construction work in progress	11,519	18,075
	1,465,121	1,447,027
Accumulated depreciation	(553,734)	(538,301)
	911,387	908,726

Investments and Other Assets	283	303

Current Assets:
Cash and temporary cash investments	2,150	1,608
Accounts receivable:
Billed:
Customer	56,610	52,969
Other	3,246	3,084
Unbilled	33,015	37,071
Allowance for uncollectible accounts	(4,855)	(4,731)
Materials and supplies - at average cost	12,781	11,407
Deferred income taxes	4,869	4,791
Prepaid taxes	9,850	15,435
Taxes receivable	3,037	9,179
Other	756	1,151
	121,459	131,964

Deferred Charges:
Regulatory assets	51,426	54,081
Unamortized loss on reacquired debt	11,355	11,756
Other	5,945	4,958
	68,726	70,795

Total Assets	$1,101,855	$1,111,788

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

6

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
	2002	2001*

Capitalization and Liabilities:
Capitalization:
Common stock	$ 224	$ 224
Other paid-in capital	222,661	222,661
Retained earnings	164,879	160,372
	387,764	383,257
Long-term debt	415,912	415,797
	803,676	799,054
Current Liabilities:
Short-term debt	20,550	24,197
Notes payable to affiliates	34,050	33,400
Accounts payable	14,565	16,066
Accounts payable to affiliates, net	22,917	38,609
Taxes accrued:
Federal and state income	15,423	1,345
Other	15,356	23,768
Deferred power costs	1,114	6,687
Interest accrued	5,009	5,011
Other	6,133	6,535
	135,117	155,618

Deferred Credits and Other Liabilities:
Unamortized investment credit	9,077	9,570
Deferred income taxes	111,910	109,748
Obligations under capital leases	9,576	9,218
Regulatory liabilities	19,916	20,377
Other	12,583	8,203
	163,062	157,116

Total Capitalization and Liabilities	$1,101,855	$1,111,788

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

THE POTOMAC EDISON COMPANY

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1. Basis of Interim Presentation

The Potomac Edison Company (The Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002, and 2001, and cash flows for the six months ended June 30, 2002, and 2001. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the quarter and six months ended June 30, 2002 were $20.0 million and $45.4 million, respectively. Total billings for the same periods in 2001 were $23.2 million and $44.7 million, respectively.

The Company purchases power from its unregulated generation company affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The Company purchases the amount of power necessary to serve customers in Maryland and Virginia who do not choose an alternate electric supplier. Virginia implemented customer choice on January 1, 2002 and Maryland implemented customer choice on July 1, 2000. The expense from these purchases is reflected in "Purchased energy and transmission" on the Consolidated Statement of Operations. The Company purchased power from Allegheny Energy Supply of $91.8 million and $100.3 million for the three months ended June 30, 2002 and 2001, respectively, and $202.6 million and $219.6 million for the six months ended June 30, 2002 and 2001, respectively. In the event the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. The Company sold excess energy back to Allegheny Energy

The Potomac Edison Company
and Subsidiaries

Supply of $.2 million and $3.4 million for the three months ended June 30, 2002 and 2001, respectively, and $6.6 million and $9.6 million for the six months ended June 30, 2002 and 2001, respectively.

In November 2001, the Company entered into an agreement with Allegheny Energy Supply to sell 180 megawatts (MW) of unit contingent capacity, energy, and ancillary services from January 1, 2002, through December 31, 2004. The AES Warrior Run generation facility serves as the source of the energy. The revenue generated under this contract for the quarter and six months ended June 30, 2002 was $11.4 million and $20.9 million, respectively.

The transfer of the Company's generating assets to Allegheny Energy Supply, on August 1, 2000, included the Company's assets located in West Virginia. The West Virginia jurisdictional generating assets have been leased back to the Company to serve its West Virginia jurisdictional retail customers. The original lease term was for one year. The Company and Allegheny Energy Supply have mutually agreed to continue the lease beyond August 1, 2001. For the quarter and six months ended June 30, 2002, the rental expense from this arrangement totaled $16.0 million and $37.1 million, respectively. Total rental expense for the same periods in 2001 was $16.9 million and $37.1 million, respectively. The rental expense for all periods is reported as "Purchased energy and transmission" on the Consolidated Statement of Operations.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of June 30, 2002 and December 31, 2001, the Company had $34.1 million and $33.4 million in borrowings outstanding from the money pool, respectively.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays income tax in excess of its separate return tax liability. For the six months ended June 30, 2002, the Company received income tax allocation payments from Allegheny Energy of $6.4 million. For the six months ended June 30, 2001, the Company paid income tax allocation payments to Allegheny Energy of $5.9 million.

3. Other Income, Net

"Other income, net" on the Consolidated Statement of Operations represents nonoperating revenues and expenses, net of related income taxes. The following table summarizes the Company's other income, net for the three and six months ended June 30, 2002 and 2001:

The Potomac Edison Company
and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Thousands of dollars)

Maryland coal brokering	$(1,433)	$(269)	$(2,407)	$(269)
Other	(193)	50	(400)	1
Total other income, net	$(1,626)	$(219)	$(2,807)	$(268)

Other income, net includes fees for coal brokering related to the purchase of Maryland mined coal. Tax credits related to the purchase of Maryland mined coal are reflected in "Taxes other than income taxes" expense on the Consolidated Statement of Operations.

4. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, Monongahela Power Company (Monongahela Power), West Penn Power Company (West Penn), and the Company received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.2 million, which has been accrued as a liability at June 30, 2002.

Monongahela Power, West Penn, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.2 million as of June 30, 2002, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense. For the three and six months ended June 30, 2002, the Company received $.5 million of insurance recoveries (net of $.1 million of legal fees) related to these asbestos cases. For the three and six months ended June 30, 2001, the Company received $.01 million of insurance recoveries related to these asbestos cases.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position.

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms

The Potomac Edison Company
and Subsidiaries

and conditions, and amounted to $20.6 million of the $20.6 million available as of June 30, 2002. The Company pays fees for its letters of credit based on the amount available and the amount used.

5. Subsequent Event

In July 2002, Allegheny Energy announced plans to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees is not known. The Company expects to record a charge in conjunction with the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

THE POTOMAC EDISON COMPANY

Management's Discussion and Analysis of Financial Condition
and Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002, WITH
SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in The Potomac Edison Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to The Potomac Edison Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movement towards competition in the states served by the Company; markets; products; services; prices; capacity purchase commitments; results of operations; capital expenditures; regulatory matters; liquidity and capital resources; the effect of litigation; and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN 2002

Allegheny Energy, Inc. (Allegheny Energy) Initiatives to Improve Financial
Performance and Respond to Current Energy Marketplace

In July and August 2002, Allegheny Energy, the Company's parent, announced a series of initiatives to improve financial performance and respond to the challenges it faces in the current energy marketplace. The combination of the challenges to various electricity sales contracts and markets, the Enron bankruptcy, accounting scandals, energy trading improprieties, and other matters has significantly affected the merchant energy market. As a result, trading and origination opportunities have not occurred as Allegheny Energy expected and are not expected to occur in the near future. In addition, additional generating capacity resources, lower than expected

The Potomac Edison Company
and Subsidiaries

demand, and a relatively weak economy have led to reduced wholesale energy prices in several markets in which Allegheny Energy owns, operates, or contractually controls generation capacity.

Allegheny Energy's long-term strategy will be to focus on improving and maximizing the performance of its two business segments: Generation and Marketing, and Delivery and Services. In this context, Allegheny Energy completed a thorough re-examination of its businesses, operations, and strategic plans and has developed the following objectives:

- Allegheny Energy will focus on identifying ways to improve, grow, and   build on the earnings and cash flows from its core delivery and   generation businesses. Furthermore, Allegheny Energy's asset-backed   strategy will refocus on the regions in which it owns generating   facilities and serves customers such as the Mid-Atlantic and Midwest.

- Allegheny Energy will reduce its reliance on energy marketing and   trading. Allegheny Energy has modified its energy marketing and trading   activities to focus on reducing risk, optimizing its generating   facilities, reducing the effect and amount of mark-to-market earnings,   and prudently managing and protecting the value associated with the   existing positions in Allegheny Energy's energy marketing and trading   portfolio.

- Allegheny Energy is pursuing ways to bolster its balance sheet, improve   its liquidity, and reduce capital and operations and maintenance   expenses.

Allegheny Energy also is implementing an aggressive cost reduction program which includes:

- Reducing pre-tax operating expenses by $45 million for the remainder of   2002;

- Canceling 1,080 megawatts (MW) of generation planned for La Paz, Arizona,   and 88 MW of combustion turbine generation planned for St. Joseph,   Indiana, reducing capital expenditures by approximately $700 million over   the next several years; and

- Reducing Allegheny Energy's workforce of approximately 6,000 employees by   approximately 10 percent to reflect current market conditions. The   workforce reductions will occur mostly this year through the combination   of an early retirement option, normal attrition, and other selected staff   reductions, resulting in approximately $5 million, before income taxes,   of expense reductions this year and an ongoing annualized savings of   $40 to $50 million, before income taxes.

Allegheny Energy has modified its energy marketing and trading and origination activities to focus on short-term trading, asset optimization, and hedging its generating capacity. These activities are more appropriately aligned with Allegheny Energy's existing portfolio of physical assets.

The Potomac Edison Company
and Subsidiaries

At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge for the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs associated with Exit or Disposal Activities," which was issued in June 2002. See the discussion of "Accounting Standards" below for additional information concerning SFAS No. 146.

Regional Transmission Organization (RTO)

On April 1, 2002, Monongahela Power Company (Monongahela Power), West Penn Power Company (West Penn), and the Company, doing business as Allegheny Power, and the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating interface issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. On June 8, 2002, AESC and the UWUA System Local 102 announced that the Union's 1,165 members had ratified the agreement.

Accounting Standards

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other

The Potomac Edison Company
and Subsidiaries

intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of June 30, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows, or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective over various dates beginning May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows, or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined whether it will adopt the Statement early or what effect, if any, SFAS No.

The Potomac Edison Company
and Subsidiaries

146 may have on the accounting for the 10 percent workforce reduction announced in July 2002.

REVIEW OF OPERATIONS

Earnings Summary

For the second quarter of 2002, net income was $11.1 million compared with $9.1 million in the corresponding 2001 period. For the first six months of 2002, net income was $17.0 million compared with $28.3 million in the corresponding 2001 period.

The $2.0 million increase in second quarter 2002 earnings was due to warmer weather conditions that resulted in increased kilowatt-hour (kWh) sales to residential and commercial customers, decreased taxes other than income taxes expense, and decreased interest expense.

The $11.3 million decrease in the six months ended June 30, 2002 earnings was due primarily to milder first quarter winter weather.

Operating Revenues

Percentage changes in revenues and kWh sales by major retail customer classes were:

	Change from Comparable Period
	Of the Prior Year
	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002
	Revenues	kWh	Revenues	kWh

Residential	5.4%	7.7%	(5.2)%	(3.0)%
Commercial	11.5%	5.0%	8.4%	2.6%
Industrial	1.4%	(2.9)%	(1.3)%	(.8)%

Residential kWh sales, which are more weather sensitive than the other classes, experienced an increase in the second quarter of 2002 due primarily to an increase in customer usage as a result of warmer weather conditions and a 2.7 percent increase in the average number of customers served. The decrease in kWh sales for the six months ended June 30, 2002 period was due primarily to milder first quarter winter weather, offset in part by increased kWh sales due to a 2.6 percent growth in the average number of customers and warmer weather conditions during the second quarter. In addition, revenues for the quarter and six months ended June 2002 were also negatively impacted by a 7 percent reduction in Maryland residential distribution rates as specified in the Maryland deregulation provisions. Effective with bills rendered on or after January 8, 2002, there was a decrease in Maryland distribution rates. This decrease, or Customer Choice Credit, is a result of implementing the rate reductions called for in the settlement agreement approved in December 1999. Under the terms of the agreement (covering stranded cost quantification mechanism, price protection mechanism, and unbundled rates), the Company decreased its rates seven percent for residential customers and one half of one percent

The Potomac Edison Company
and Subsidiaries

for the majority of commercial and industrial customers. The Customer Choice Credit will remain in effect until a total of $72.8 million (approximately $10.4 million annually) has been credited to residential customers and a total of $10.5 million (approximately $1.5 million annually) has been credited to commercial and industrial customers. Additionally, since the time the Maryland Public Service Commission (Maryland PSC) approved the rate reductions outlined above, the environmental surcharge has increased and the electric universal surcharge has been introduced, both of which must be recovered under the Company's distribution rate cap consistent with the settlement agreement. Accordingly, distribution rates have been further reduced by $3 million from the previously approved rates in the settlement agreement. The distribution rate cap for all customers is effective through 2004.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increases in kWh sales for the second quarter and six months ending June 30, 2002 were due primarily to a 2.8 percent growth in the average number of customers served in each period. The second quarter increase in kWh sales was also due to increased customer usage as a result of warmer weather conditions.

Industrial kWh sales decreased in the three and six-month periods ended June 30, 2002 primarily due to decreases in usage by customers in the paper, printing, and publishing industry and in the stone, clay, glass, and concrete products industry.

Wholesale and other revenues, including affiliates, is composed of revenues from wholesale customers, affiliated companies, street lighting, and other sources. The $2.8 million and $11.0 million increases in wholesale and other revenues, including affiliates, for the three and six months ended June 30, 2002, were primarily due to increased affiliated revenues from Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), the unregulated energy supply subsidiary of Allegheny Energy. Because of the Company's transfer of generating assets to Allegheny Energy Supply in 2000, the Company no longer has generation available for sale and purchases nearly all of its electricity to serve customers who have not chosen an alternate electricity supplier from Allegheny Energy Supply. If the Company purchases more electricity than is needed to serve its customers, the excess electricity purchased by the Company is sold back to Allegheny Energy Supply. Also, beginning in late 2001, the output from the AES Warrior Run cogeneration project is being sold to Allegheny Energy Supply in lieu of selling into the open wholesale market. This sale of output was part of a Maryland PSC settlement agreement with the Company. The increases in wholesale and other revenues, including affiliates, for the quarter and six months ended June 30, 2002 were due to the sale of the Warrior Run cogeneration output to Allegheny Energy Supply.

Transmission services and bulk power sales include sales of bulk power and transmission and other energy services to power marketers and other utilities. The decreases in transmission services and bulk power sales of $9.2 million and $18.3 million for the second quarter and first six months of 2002, respectively, were primarily the result of selling the AES Warrior Run output to Allegheny Energy Supply in lieu of selling into the open

The Potomac Edison Company
and Subsidiaries

wholesale market.

Operating Expenses

Purchased energy and transmission represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased energy and transmission decreased $3.5 million and $9.9 million for the second quarter and first six months ended June 30, 2002, respectively, due to declines in purchases from Allegheny Energy Supply. A revision to the rate schedule served to offset the decreased purchases. The revision was effective January 1, 2001, and allowed pricing at market-based rates for a portion of the electricity purchased by the Company from Allegheny Energy Supply. For the second quarter and the first six months of 2002, the Company incurred $2.7 million and $5.7 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the second quarter and first six months ended June 2001. See "Item 3. Quantitative and Qualitative Disclosure About Market Risk" for additional details.

Deferred power costs, net are related to the recovery of capacity and energy costs associated with the Warrior Run cogeneration project. Under the provisions of PURPA, the Company was required to enter into a long-term contract to purchase capacity and energy from the AES Warrior Run facility. Effective July 1, 2000, the Company was authorized to recover all contract costs from the AES Warrior Run facility, less any revenues received from the sale of Warrior Run output into the wholesale energy market, through the life of the contract. The Company is recovering AES Warrior Run contract payments, net of revenues from sales into the wholesale energy market, through a revenue surcharge on Maryland customers' bills. Any under or overrecovery of net costs is being deferred on the Company's balance sheet pending subsequent recovery from or return to customers through adjustments to the surcharge rates. Since the increase in rates from the AES Warrior Run contract represents a dollar-for-dollar recovery of net costs, there is no impact on the Company's net income related to increased rates to recover AES Warrior Run contract costs.

Other operation expenses increased $2.9 million for the six months ended June 30, 2002. The increase in the first six months of 2002 was due primarily to increases in salaries and wages and employee benefits.

Depreciation and amortization expense increased $1.0 million and $2.1 million for the second quarter and six months ended June 30, 2002. The increases reflect the completion of the refund to customers of the Maryland deferred fuel balance that had the effect of reducing depreciation and amortization between February and October 2001 and new capital additions.

Taxes other than income taxes expense primarily include gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Taxes other than income taxes decreased $4.2 million and $3.8 million for the second quarter and six months ended June 30, 2002, respectively, due primarily to a $3.1 million Maryland coal tax credit that lowered gross receipts taxes. The Company receives a tax credit when it purchases Maryland mined coal.

The Potomac Edison Company
and Subsidiaries

Federal and state income taxes increased $3.3 million for the second quarter of 2002 and decreased $2.6 million in the six months ended June 30, 2002. The increase in the second quarter was due primarily to an increase in taxable income. The decrease in the six months ended period was due to a decrease in taxable income.

Other Income and Deductions

Other income, net represents nonoperating revenues and expenses, net of related income taxes. Other income, net, decreased $1.4 million and $2.5 million for the second quarter and six months ended June 30, 2002, respectively, due to coal brokering fees related to the purchase of Maryland mined coal.

FINANCIAL CONDITIION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following information.

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

The Company's ability to meet its payment obligations under its indebtedness and fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" above. The Company's future performance could affect its ability to maintain its investment grade credit rating.

To enhance liquidity and meet short-term borrowing needs, the Company issues commercial paper and has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $380.0 million at June 30, 2002, for general corporate purposes and as a backstop to their commercial paper programs. At June 30, 2002, the entire $380.0 million in bank lines of credit was supporting commercial paper and thus unavailable to the Company. Effective July 1, 2002, the lines of credit declined to $360.0 million. In addition, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs,

The Potomac Edison Company
and Subsidiaries

to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The Company has Security and Exchange Commission (SEC) authorization for total short-term borrowings, from all sources, of $130 million. See "Financings" below for additional information on short-term debt outstanding at June 30, 2002, and December 31, 2001.

On August 8, 2002, Moody's Investors Service (Moody's) announced that it had placed its ratings of Allegheny Energy and all of Allegheny Energy's subsidiaries on review. Moody's also indicated in its press release that its review will focus on a number of factors, including Allegheny Energy's weaker-than-expected operating cash flows and earnings, currently unfavorable power purchase and hedging arrangements, challenges to a key power sales agreement, and a deteriorating outlook for wholesale power markets, as well as Allegheny Energy's plans for mitigating actions.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn's and the Company's senior unsecured debt were changed to A from A+. The commercial paper ratings of both West Penn and the Company were affirmed at F1. Monongahela Power's senior unsecured debt rating was changed to A- from A, the preferred stock rating was changed to BBB+ from A-, and their commercial paper rating was affirmed at F1.

On August 12, 2002, Fitch placed the ratings of Allegheny Energy, Allegheny Energy Supply, Monongahela Power, West Penn, Allegheny Generating Company (AGC), and the Company, and Allegheny Energy Supply's special purpose entity Allegheny Energy Supply Statutory Trust 2001 (Allegheny Energy Supply Statutory Trust) on "Rating Watch Negative." Fitch indicated that the "Rating Watch Negative" affecting Allegheny Energy and Allegheny Energy Supply reflects its concern over the tight liquidity position of both companies in 2002 and weakening credit protection measures resulting from unfavorable developments in the power markets. Ratings for Monongahela Power, West Penn, AGC, Allegheny Energy Supply Statutory Trust, and the Company were placed on "Rating Watch Negative" due to Fitch's policy regarding the notching of subsidiaries within a holding company group.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, AGC, and Allegheny Energy's regulated subsidiaries. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; West Penn, BBB+; and the Company, BBB. Standard & Poor's outlooks for all companies are stable.

Cash Flow

Cash flows from operations decreased $10.6 million in the first six months of 2002 due primarily to a decrease in net income.

Cash flows used in investing activities decreased $.9 million in the first six months of 2002 as a result of lower construction expenditures.

The Potomac Edison Company
and Subsidiaries

Cash flows used in financing activities decreased $13.4 million in the first six months of 2002 primarily due to a $23.3 million decrease in dividends on common stock paid to the parent. This decrease in the use of cash flows was offset in part by an increase in the use of cash flows related to short-term debt financing.

Financing

Short-term debt is used to meet temporary cash needs. The Company had short-term borrowings through commercial paper of $20.6 million at June 30, 2002 and $24.2 million at December 31, 2001.

The Company had short-term borrowings outstanding from an Allegheny Energy internal money pool at June 30, 2002 and December 31, 2001, of $34.1 million and $33.4 million, respectively.

Impact of Change in Short-term Interest Rate

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $.1 million for the remaining six months of 2002, based on projected short-term borrowings.

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

Activities at the Federal Level

The U.S. House and Senate each have passed energy bills and a conference representing the two chambers is in the initial stages of reconciling the two pieces of legislation. A final conference report is expected to be one of the last matters to be dealt with by this Congress prior to adjournment, probably in September or October of 2002. Included in energy legislation passed by the Senate and favorably considered by the House are restructuring provisions including the repeal or significant revision of the Public Utility Holding Company Act of 1935 (PUHCA), which is an issue of primary importance to Allegheny Energy and its subsidiaries. Among other issues that will be considered by the conference are revisions of Section 210 (Mandatory Purchase Provisions) of the PURPA and the possibility of a renewable portfolio standard mandate, resolution of transmission issues and possibly RTOs.

The Potomac Edison Company
and Subsidiaries

Congressional interest has increased concerning the replacement of the piecemeal federal approach to improving air quality with a more comprehensive strategy to regulate Clean Air Act pollutants - sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury. The current Administration has drafted and sent to Congress the Clear Skies legislation, which is its attempt at accomplishing this strategy. While its introduction so late in the session in all likelihood prevents meaningful action in this Congress, it is drawing serious debate and is expected to be reintroduced in 2003. Another pending proposal in the current Congress would require carbon dioxide (CO2) emission reductions. Legislation to regulate SO2, NOX, mercury, and CO2 was approved by the Senate Environment and Public Works Committee. However, a number of both political and technical impediments will likely prevent any further action before Congress adjourns this year.

Maryland Activities

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

The Company and other Maryland natural gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that nullifies the Court of Appeal's decision. The Governor signed the bill into law in May 2002. Various parties, including the

The Potomac Edison Company
and Subsidiaries

Company and other Maryland natural gas and electric utilities, petitioned the Court of Appeals for additional argument and to hear the case on the merits. The Court of Appeals then decided to hear additional arguments and the parties are submitting additional briefs.

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of the Company and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals.

The Maryland PSC has initiated a proceeding, Case No. 8907, to investigate the Company's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. Settlement discussions reached an impasse and the Company has withdrawn its filing and the Maryland PSC closed the proceeding. On June 25, 2002, the Company filed proposed revisions to its line extension charges and policies for residential customers. At an administrative meeting held August 7, 2002, the Maryland PSC voted to set the matter for hearing. A hearing date has not been announced.

Virginia Activities

The Virginia Electric Utility Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing. A report by the Virginia SCC on competitive metering is due on August 30, 2002. The Virginia SCC is considering comments on a report on consolidated billing services filed on May 24, 2002.

The Virginia SCC issued a report on August 1, 2002 on the aggregation of retail customers. The report recommended that competitive service providers be required to maintain a list of entities with whom it has a marketing relationship. The Virginia SCC also is examining potential revisions to its application process for the construction of generating stations and is considering opening a proceeding on issues pertaining to the interconnection of distributed generation facilities to electric distribution systems.

West Virginia Activities

On March 11, 2000, the West Virginia Legislature approved an electric restructuring plan that would open the State to full retail competition, but assigned tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition was made contingent upon the necessary tax changes being made and implementation being approved by the Legislature. Monongahela Power, an affiliate of the Company, worked with the West Virginia Public Service Commission (West Virginia PSC) to

The Potomac Edison Company
and Subsidiaries

transfer its generating assets to Allegheny Energy Supply pending implementation of the restructuring plan. No final legislative action was taken in 2001 or during this year's legislative session, and the current climate regarding restructuring makes it unlikely that the existing plan will be advanced. Accordingly, Allegheny Energy Supply no longer anticipates receiving the Monongahela Power's jurisdictional generating assets pursuant to the previously approved restructuring plan. On June 28, 2002, the West Virginia PSC dismissed its electric restructuring case from its docket, and Allegheny Energy cannot predict when the State may revisit electric deregulation. Allegheny Energy is, however, currently in negotiations with the West Virginia PSC to transfer certain generating capacity from Monongahela Power to Allegheny Energy Supply.

Other Litigation

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position. See Note 4 for additional information regarding environmental matters and litigation, including asbestos litigation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price of electricity as discussed below. The interest rate risk exposure results from changes in interest rates related to commercial paper and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of senior management. An independent risk management group within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and that it is periodically reviewed.

Pursuant to agreements, Allegheny Energy Supply provides the Company with the total amount of electricity needed for those customers not choosing an alternate generation supplier during the transition period. The transition period for the Company's Maryland residential customers is from July 1, 2000, to December 31, 2008, and the transition period for all other Maryland customers is from July 1, 2000, to December 31, 2004. Allegheny Energy Supply provides energy pursuant to a contract to cover the retail load of the Company's customers in Virginia during a capped rate period that ends on July 1, 2007, unless the Virginia SCC reduces this time period. The original rate schedule for these agreements, effective through December 31, 2000, established fixed purchase prices corresponding to the capped generation rates charged to customers not electing an alternate generation supplier. Thus, the cost of purchased electricity was recovered through the capped generation rates charged to customers.

The Potomac Edison Company
and Subsidiaries

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through June 30, 2007, in Virginia and December 31, 2008, in Maryland (from 4 percent of total purchases in 2001 to approximately 31 percent in 2008). To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the second quarter and first six months of 2002, the Company incurred $2.7 million and $5.7 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule.

THE POTOMAC EDISON COMPANY

Part II - Other Information to Form 10-Q
for Quarter Ended June 30, 2002

ITEM 5. OTHER INFORMATION
Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibit 12 Computation of ratio of earnings to fixed charges.

  (b)   No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2002.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            THE POTOMAC EDISON COMPANY

                                            /S/    R. K. Clark        .

                                            R. K. Clark, Controller
                                           (Chief Accounting Officer)
August 14, 2002